Form 10-K
period 2014-12-31
TriMax Consulting, Inc.
filed 2015-03-31
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 333-200344

TRIMAX CONSULTING, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 S. Robertson St Suite
Los Angeles, CA	90211
(Address of principal executive offices)	(Zip Code)

(855) 777-5666

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.00001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☐ Yes   ☒ No

As of March 31, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the non trading par value of our common stock of $0.00001 was $0.00. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2015 was 5,000,000.

TABLE OF CONTENTS

		Page

Part I
	Item 1. Business	4
	Item 1A. Risk Factors	7
	Item 2. Properties	13
	Item 3. Legal Proceedings	13
	Item 4. Submission of Matters to a Vote of Security Holders	13
Part II
	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 8. Financial Statements and Supplementary Data	16
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
	Item 9A(T). Controls and Procedures
Part III
	Item 10. Directors, Executive Officers and Corporate Governance	31
	Item 11. Executive Compensation	32
	Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters.	32
	Item 13. Certain Relationships and Related Transactions, and Director Independence	33
	Item 14. Principal Accounting Fees and Services	33

Part IV
	Item 15. Exhibits, Reports on Form 8K and Financial Statement Schedules.	34

	Signatures	35

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Trimax Consulting, Inc., a Nevada corporation (the Company), incorporated May 19, 2014. The Company is principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

BUSINESS STRATEGY

The company was incorporated on May 19, 2014 in the state of Nevada. Since inception, Our Chief Executive Officer has focused on identifying property tax liens for sale and providing a valuation of the underlying properties to determine profit opportunities. The Company has entered into an agreement with one party, Innovation Consulting Worldwide, LLC to provide our services to the company. Our Chief Executive Officer has likewise been actively engaged in servicing that contract by providing Innovation with information regarding future property tax auctions and by further identifying particular properties that may present a sizable profit opportunity for Innovation

Services

The Company is principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

Revenues

The Company offers its services on a flat monthly fee basis, typically between $1,500-$3,000 per month. Each engagement at such amount will obligate us to identify up to fifty tax certificate and tax lien investment opportunities to our client.

Marketing Program & Advertising

The primary objective of the company’s marketing program will be to identify real estate investors as well as individuals seeking a lower cost entrance into the real estate investment industry. Our primary marketing efforts include:

-	utilizing viral marketing, the practice of getting consumers to refer friends to the site through e-mail or word of mouth. The Company will aggressively trigger viral marketing through strategic campaigns which may include posting on blogs and online communities such as Yahoo!® Groups, contests, implementation of features on ourwebsite which encourage users to generate an email to a friend, or give-aways tied to a viral process. Other viral techniques under consideration include creating short videos that people can view on our website or on amateur websites such as YouTube.com and e-mail to others to watch, and branded interactive online applications on our website

-	developing a search engine optimization or “SEO” campaign. SEO is the process of improving the volume and quality of traffic to a web site from search engines via “natural” (“organic” or “algorithmic”) search results. Usually, the earlier a site is presented in the search results, or the higher it “ranks”", the more searchers will visit that site

-	developing a search engine marketing or “SEM” campaign. SEM is the process of marketing a website via search engines, by purchasing sponsored placement in search results. For example, a user might go to Google and put in the term “foreclosed” – our strategic purchasing of these keyword search terms will cause our ad to come up. It might read “Find information of foreclosed properties at www.foreclosurecat.com” and when clicked, it will take the user to our site.

-	utilize direct e-mail marketing firms who specialize in our target market via subscriber based lists with detailed criteria obtained by third party research groups.

-	entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. Affiliate marketing means that we would place a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. Such marketing increases access to users, because the users of other websites may visit our website as a result of those links or banner advertisements.

We expect to rely on SEO, SEM, direct e-mail and affiliate marketing as our primary marketing strategies, with viral marketing as a secondary marketing strategy.

Pricing

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing are budgeted individually for each project.  Contingencies are allowed for as deemed necessary.  Each engagement contemplates that we will offer up to fifty tax lien investment opportunities.

Business Growth Strategy

The Company is principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

The Company intends to offer our services through our current officer and by retaining, when feasible, highly skilled real estate professionals. Although, we have limited competition in the tax certificate and tax lien consulting industry. Our competitors are in the realtor services industry include franchisees of Century 21, Prudential, GMAC Real Estate, and RE/MAX insomuch that they are the largest source of all real estate investment opportunities.  All of these companies may have greater financial resources than we do, including greater marketing and technology budgets.  We also compete with smaller regional and local realtor companies and independent realtors.

 Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission.  We may have to reduce the fees we charge our clients to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate.  The company’s strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a larger, more robust real estate services firm.  The company’s growth plan is focused on the achievement of four primary objectives:

   -  Hire and retain highly qualified, experienced third party associates.  We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage.  Therefore, one of our priorities is to attract and retain high-caliber real estate sales professionals.  We believe we will attract and retain qualified professionals by providing attractive sales commission arrangements

   -  Leverage existing real estate industry relationships.  We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach.  We believe the real estate professional services experience of our associates will enable us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their needs, while offering many of these individuals a new real estate investment opportunity that they may not otherwise be familiar or experienced with

   -  Offer robust information services.  Our anticipated approach is to identify, attract and obtain new customers by offering a comprehensive tax lien information platform.  The company’s computer systems will be designed to deliver an array of tax lien investment data relevant to the customer’s investment profile with minimal time and effort

   - Build the Trimax brand as the premier provider of tax lien consulting services. Our primary means of building our brand is by consistently providing high quality, value-added services to our clients.  In addition, we will have ongoing marketing efforts that will reinforce the our brand

ITEM 1A. RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

 The nature of our business may make projecting future financial results difficult, which may have a negative impact on our business.

Once a party has acquired a tax lien certificate, the party will not know when or if it will be redeemed by the owner of the underlying property. Property owners may almost immediately redeem the certificate, may redeem the certificate at some other time prior to the expiration of the statutory redemption period or may allow the property to be foreclosed. If the tax lien is redeemed quickly, the party may not realize a significant financial gain on their investment. In such instances, the tax lien investments that we identify for our clients may not generate sufficient profit to justify the fee we charge our clients for our services. This may lead to clients discontinuing our services and decreasing our revenue.

Our business model may not be sufficient to achieve success in our intended market

The Company is principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens. Our survival is dependent upon the market acceptance of a narrow group of services.  Should these products be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate service offerings we can offer to ensure our survival.

Our profitability is dependent in part on third party service providers; any increase in the costs of those service providers may decrease our profitability

If a tax lien certificate or lien is not redeemed, the holder of such interest may foreclose upon the property. The foreclosure of a property will require the holder to engage an attorney at a cost to the holder. Once a property is foreclosed upon, the holder becomes the owner of the property. Should the holder elect to market such property for rent, the holder may be inclined to engage a realtor. In either instance, the cost of engaging such third party professional represents a cost to our client. Accordingly, such cost will impact the profitability of the party’s investment in the tax lien certificate or lien. If any of our clients are compelled to engage a third party professional, their return of investment will decline. If the return on investment of an tax certificate or lien that we identify for our clients declines, such investment may not generate sufficient profit to justify the fee we charge our clients for our services. This may lead to clients discontinuing our services and decreasing our revenue.

We may be unable to continue paying the costs of being public.

The costs of being a public company may be substantial and the Company may not be able to absorb the costs of being a public company which may cause us to cease being public in the future or require additional fundraising in order to remain in business. We estimate that in the future, costs for legal and accounting at $20,000 per year.

Our lack of history makes evaluating our business difficult.

We have a limited operating history and we may not sustain profitability in the future.

To sustain profitability, we must:

-	develop and identify new clients in need of our services

-	attract, integrate, and motivate highly qualified professionals;

-	achieve and maintain adequate utilization and suitable billing rates for our revenue-generating professionals;

-	maintain and enhance our brand recognition; and

-	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will be moderate and likely be less than the growth rates experienced in the early part of our history.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

Our client engagements are predicated upon fixed-fee consulting contracts. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates will reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margins

Expanding our service offerings or number of offices may not be profitable.

We may choose to develop new service offerings or open new offices because of market opportunities or client demands. Developing new service offerings involves inherent risks, including:

-	our inability to estimate demand for the new service offerings;

-	competition from more established market participants;

-	a lack of market understanding.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market.

Our generating minimal revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2014, we have generated minimal revenues and incurred a loss of ($3,213). As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our products.

Because we have a limited history of operations we may not be able to successfully implement our business plan.

We have less than one year of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our products.

In addition, after we commence operations, the demand for real estate could decline, whether because of supply or for any other reason, including other real estate considered to be superior by end users. A decrease in the selling price received for real estate, or a decline in demand for real estate after we commence operations could have a material adverse effect on our business, results of operations and financial condition as our

The nature of our business may make projecting future financial results difficult, which may have a negative impact on our business and on the price of our stock.

Our core business is to identify profitable property tax lien investments for our clients. Once our client has acquired a property tax lien certificate, the client will now know when or it if will be redeemed by the owner of the underlying real property. Property owners may almost immediately redeem the certificate or may redeem the certificate at some other time prior to the expiration of the statutory period of redemption. In such instances, our clients will not realize substantial, if any, profit from their investment. We have no control over whether property owners will redeem their property taxes. If our clients are consistently presented with property owners redeeming their taxes it may have a material adverse effect on our business as our clients may elect to invest their money in opportunities other than property tax liens and thus have no need for our services.

We are dependent on our tax lien consulting business which does not permit us to spread our business risk among different business segments and, thus, a disruption in the real estate market would harm us more immediately and directly than if we were adequately diversified.

The Company is principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens. We do not expect our business model change materially in the near future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as the demand for real estate and construction costs. If there is a disruption as described above, our revenue and income will be reduced, and our business operations may have to be scaled back.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our founder and Chief Executive Officer Oeshadebie Toelaram-Waterford. If we lose her services or if she fails to perform in her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our founder and Chief Executive Officer Oeshadebie Toelaram-Waterford is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the costs associated with SEC requirements associated with going and staying public are estimated to be approximately $25,000 in connection with this registration statement and thereafter $25,000 annually. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

We do not yet have substantial assets or revenues and are largely dependent upon the proceeds of this offering to fully fund our business. If we do not the sell shares in this offering we may have to seek alternative financing to complete our business or abandon them.

We have limited capital resources. To date, the Company has funded its operations from limited funding and our lone client engagement, and has not generated sufficient cash from operations to be profitable. Unless the company begins to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may for us to cease operations if additional financing is not available. No known alternative sources of funds are available to the Company in the event it does not have adequate proceeds from this offering. However, the Company believes that the net proceeds of this offering will be sufficient to satisfy operating requirements for the next twelve months

The Company may not be able to attain profitability without additional funding, which may be unavailable.

The Company has limited capital resources. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available. No known alternative resources of funds are available in the event we do not generate sufficient funds from operations.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chief Executive Officer and Director owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions .

Our Chief Executive Officer and Director Oeshadebie Toelaram-Waterford owns all of our outstanding voting securities. As a result, currently, and after the offering, he will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chief Executive Officer and Director maintains significant control and can determine her own salary and perquisites.

Our Chief Executive Officer and Director Oeshadebie Toelaram-Waterford owns all of our outstanding voting securities. As a result, there may not be funds available for net income because he maintains significant control and can determine her own salary and perquisites.

Because our Chief Executive Officer and Director holds all of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ending December 31 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Chief Executive Officer and Director Oeshadebie Toelaram-Waterford owns all of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls.  We cannot predict what affect this will have on our stock price.

of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may electot relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the Company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of TriMax from doing so if it cannot obtain the approval of our board of directors.

There is no current established trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  While we intend to seek a quotation on the OTC Bulletin Board, there can be no assurance that any such trading market will develop, and purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Our unpredictable cash flow may make it difficult to pay our expenses and to capitalize on opportunities.

Once we have acquired a tax lien certificate, we will not know when or if it will be redeemed by the owner of the underlying property. Property owners may almost immediately redeem the certificate, may redeem the certificate at some other time prior to the expiration of the statutory redemption period or may allow the property to be foreclosed. Once a property is foreclosed, we will not be able to predict how quickly it may be rented or sold and therefore, we may have difficulty in predicting and maintaining cash flow. A lack of sufficient cash flow may make it difficult for us to pay our expenses and may make it difficult to capitalize on opportunities to purchase additional tax lien certificates, either of which may have a material adverse effect on the Company.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2. DESCRIPTION OF PROPERTY

Our current corporate offices are located at 319 S. Robertson Blvd, 2nd Floor, Beverly Hills, CA 90211. Our telephone number is (855) 777-5666. These offices are provided free of charge by Oeshadebie Toelaram-Waterford, our Chief Executive Officer. Ms. Toelaram-Waterford personally lease the office space and currently offers the space to the Company as its corporate office free of charge.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the period ended December 31, 2014. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2014
	High	Low

Quarter 2	N/A	N/A
Quarter 3	N/A	N/A
Quarter 4	N/A	N/A

RECORD HOLDERS

There is only one class of common stock. As of December 31, 2014, there was one shareholder of record for the Company's common stock and a total of 5,000,000 shares of common stock issued and outstanding as of March 31, 2015.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On May 19, 2014, the Company offered and sold 5,000,000 share of common stock to our Chief Executive Officer and Director Oeshadebie Toelaram-Waterford for a purchase price of $0.0001 per share, for aggregate offering proceeds of $500

This issuance is exempt under Section 4(a)(2) of the Securities Act.  Ms. Toelaram Waterford has sufficient knowledge and experience in finance and business matters to be a “sophisticated investor”, had full access to the type of information normally provided in a prospectus, and has agreed not to resell or distribute the securities to the public.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2014

Since inception on May 9, 2014 we generated revenues of $4,500 for the period ended December 31, 2014. Operating expenses for the same three month period were $7,713. We incurred $3,500 in professional fees and $4,213 in other operating expenses during this period.

Liquidity and Capital Resources

We had $7,000 in cash at December 31, 2014, and there were outstanding liabilities of $9,713.

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 8. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Trimax Consulting, Inc., a Nevada corporation. Audited, condensed financial statements including a balance sheet for the Company as of the period ended December 31, 2014 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet.

Financial Statements

Trimax Consulting, Inc.

May 19, 2014(inception) to December 31, 2014 (audited)

Trimax Consulting, Inc.

TRIMAX CONSULTING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

`	December 31, 2014
(Audited)
Assets
Current assets
Cash and cash equivalents	$7,000
Total Current assets	7,000

Total Assets	$7,000
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$4,213
Deferred Revenue	1,000
Related Party Officer Demand Loan	4,500
Total Current Liabilities	9,713

Commitments and Contingencies - Note 6
TRIMAX CONSULTING, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 50,000,000 shares authorized at
12/31/14, 5,000,000 issued and outstanding at 12/31/2014.	500
Accumulated deficit	(3,213)
Total Equity	(2,713)
Total Liabilities and Equity(Deficit)	$7,000

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the period May 19, 2014 (Inception)to December 31, 2014
(Audited)

Revenues	$4,500

Operating Expenses	7,713

Net Income(Loss) from Operations	(3,213)

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	(3,213)

Tax Expense	0

Net Income(Loss)	$(3,213)

Basic and Diluted Loss Per Share

Weighted average number
of shares outstanding

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the period May 19, 2014 (Inception)to December 31, 2014
(Audited)
Cash flows from operating activities:
Net income (loss)	$(3,213)

Increase(decrease) in accrued expenses	4,213
Increase(decrease) in deferred revenue	1,000
Net cash used in operating activities	2,000

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Common stock issued	500
Proceeds from related party loans	4,500
Net cash provided(used) by financing activities	5,000

Increase in cash and equivalents	7,000

Cash and cash equivalents at beginning of period	0

Cash and cash equivalents at end of period	$7,000

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

For the period May 19, 2014 (Inception)to December 31, 2014
(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0

"The accompanying notes are an integral part of these financial statements"

	Common Stock	Common Stock	Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Initial Balances May 19, 2014(inception)	0	$0	$0	$0	$0
Capital stock issuance	5,000,000	500	0	0	500
Net Income 5/19/2014 to 12/31/2014	0	0	0	(3,213)	(3,213)

Balances December 31, 2014	5,000,000	$500	$0	$(3,213)	$(2,713)

Note 1.     Organization, History and Business

Trimax Consulting, Inc. (“the Company”) was incorporated in Nevada on May 19, 2014. The Company was established for the purpose of real estate consulting and the purchasing of Tax Liens

Note 2.     Summary of Significant Accounting Policies

Revenue Recognition

Revenue is derived from sales of products to distributors and consumers. Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. Sales are recorded net of sales discounts and terms are recorded by contract.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the period May 19, 2014(inception) through December 31, 2014, the Company did not recognized any stock-based compensation. No options have been granted to date.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period May 19, 2014(inception) through December 31, 2014 the Company has incurred $713 in organization cost and $7,000 in offering cost.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2014.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and

Note 2.     Summary of Significant Accounting Policies (continued)

liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

 Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

12/31/2014

U.S statutory rate	34.00%
Less valuation allowance	-34.00%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

12/31/2014
Deferred tax assets

Net operating losses	$(3,213)

Deferred tax liability

Net deferred tax assets	(1,092)
Less valuation allowance	1,092

Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company has a net operating loss carryover of approximately $3,213 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2014.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014(inception) through December 31, 2014, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $4,500 to the company for the period from May 19, 2014 to December 31, 2014. These funds have been used for working capital to date.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On May 19, 2014 the Company issued 5,000,000 of its authorized common stock to Oeshadebie Waterford in exchange for $500.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2014 the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the period May 19, 2014(inception) through December 31, 2014:

31-Dec-14

Net Income (Loss)	$(3,213)

Weighted-average common shares outstanding basic:

Weighted-average common stock	5,000,000
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	5,000,000

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	12/31/2014

Related party working capital note with no stated interest rate. Note is payable on demand.
$4,500

Total Notes Payable	4,500

Less Current Portion	(4,500)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred operating losses, and as of December 31, 2014 the Company had a working capital deficit of $2,713 and an accumulated deficit of $3,213. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

The Company is currently in the process of registering 4,000,000 shares through an S-1 registration and expects this registration to become effective at some point during the current fiscal year.

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trimax Consulting, Inc.

We have audited the accompanying balance sheets of Trimax Consulting, Inc. (“the Company”) as of December 31, 2014 and the related statements of operations, stockholder’s equity, and cash flows for the period May 19, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimax Consulting, Inc. as of December 31, 2014 and period May 19, 2014(inception) through December 31, 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has limited operating history and has incurred losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 4, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and

Directors:

Oeshadebie Toelaram-Waterford, 45 President, Chief Executive Officer, Chief Financial Officer and Director

Ms. Toelaram-Waterford began her real estate career in 2007 by acting as a consultant with Synergetics Construction, Inc.. In such capacity, Ms. Toelaram-Waterford advised and consulted real estate developers in California on a wide range of operational matters, including project management and client development. Ms. Toelaram-Waterford acquired substantial experience in the planning, developing and marketing of residential real estate, particularly in California. Ms. Toelaram-Waterford continued in such capacity until 2011.

Beginning in 2011, Ms. Toelaram-Waterford began working for Concord Real Estate Services in California. In this position, Ms. Toelaram-Waterford was charged with marketing and selling the properties as they were completed. Ms. Toelaram-Waterford was also responsible for property management duties with regards to the completed properties. In doing, Ms. Toelaram-Waterford further developed her acumen for the United States real estate markets.

Ms. Toelaram-Waterford attended Kronenburgh MEAO College in the Netherlands.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  The board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role.  The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position/Year	Annual Compensation	Long Term Compensation
Oeshadebie Toelaram Waterford CEO/CFO 2014	$ 0	$ 0

Narrative Disclosure to Summary Compensation Table

Since inception, we have not paid any compensation to our officers.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	O. Toelaram Waterford	Director / Officer	319 S. Robertson Blvd, 2nd Floor, Beverly Hills, CA 90211	5,000,000	100%

			Total as Group	5,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Oeshadebie Toelaram-Waterford.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Ms. Toelaram-Waterford owns 5,000,000 common shares for which he paid $500.

Advances from related party

Oeshadebie Toelaram-Waterford, our Chief Executive Officer and Director has extended a loan to the Company in the amount of $3,500. The loan has no maturity date and does not bear interest. Ms. Toelaram-Waterford will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. There exists no formal document or promissory note indicating the loan made by Ms. Toelaram-Waterford.

Related party lease

The registrant leases office space pursuant to an unwritten lease with our Chief Executive Officer and Director Oeshadebie Toelaram-Waterford.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees 2014 $3,500

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this

Form 10-KSB:

None

EXHIBIT

NO. DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i) * Articles of Incorporation as amended

3(vi) * Bylaws

CERTIFICATIONS

31.1 Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1 Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the

Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31 day of March, 2015.

Trimax Consulting, Inc.

/s/ O. Toelaram-Waterford

----------------------------

CEO/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. Toelaram-Waterford	CEO/CFO	March 31, 2015
-------------------------
O. Toelaram-Waterford

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, O. Toelaram-Waterford, certify that:

1. I have reviewed this annual report on Form 10-K of Trimax Consulting, Inc for the period February 14, 2014(inception) through December 31, 2014;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures

(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ O. Toelaram-Waterford

O. Toelaram-Waterford

CEO/CFO

Date: March 31, 2015

Exhibit 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer of Realco International, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2015

/s/ O. Toelaram-Waterford

O. Toelaram-Waterford

CEO/CFO