Form 10-Q
period 2015-06-30
TriMax Consulting, Inc.
filed 2015-08-19
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of June 30, 2015.

ITEM 1. FINANCIAL STATEMENTS

TRIMAX CONSULTING, INC.
BALANCE SHEET

`	June 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,296	$7,000
Investment in Real Property Tax Liens	1,231	0
Total Current assets	26,527	7,000

Total Assets	$26,527	$7,000
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$4,213	$4,213
Deferred Revenue	0	1,000
Related Party Officer Demand Loan	500	4,500
Total Current Liabilities	4,713	9,713

Commitments and Contingencies - Note 6
TRIMAX CONSULTING, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 50,000,000 shares authorized,
25,957,500 and 25,000,000 issued and outstanding
at 6/30/2015 & 12/31/2014, respectively.	2,596	2,500
Additional Paid in Capital	17,054	(2,000)
Accumulated deficit	2,164	(3,213)
Total Equity	21,814	(2,713)
Total Liabilities and Equity(Deficit)	$26,527	$7,000

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF OPERATIONS

	For the Three Months ended June 30, 2015	For the Six Months ended June 30, 2015
	(Unaudited)	(Unaudited)

Revenues	3,500	9,000

Operating Expenses	3,073	3,623

Net Income(Loss) from Operations	427	5,377

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	427	5,377

Tax Expense	0	0

Net Income(Loss)	427	5,377

Basic and Diluted Loss Per Share	0.0000	0.0002

Weighted average number
of shares outstanding	25,140,577	25,227,472

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015
(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,377
(Increase)decrease in tax liens	(1,231)
Increase(decrease) in deferred revenue	(1,000)
Net cash used in operating activities	3,146

Cash flows from investing activities:
None	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Common stock issued	19,150
Repayments to related party loans	(4,000)
Net cash provided(used) by financing activities	15,150

Increase in cash and equivalents	18,296

Cash and cash equivalents at beginning of period	7,000

Cash and cash equivalents at end of period	$25,296

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF CASH FLOWS - CONTINUED

For the Six Months Ended June 30, 2015
(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

Trimax Consulting, Inc. (“the Company”) was incorporated in Nevada on May 19, 2014. The Company was established for the purpose of real estate consulting and the purchasing of Tax Liens.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of June 30, 2015.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax

Note 2.     Summary of Significant Accounting Policies (continued)

consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Emerging growth Company

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

 Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

6/30/2015

U.S statutory rate	34.00%
Less valuation allowance	-34.00%

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

6/30/2015
Deferred tax assets
Net operating losses	$5,377
Deferred tax liability
Net deferred tax assets	1,828
Less valuation allowance	(1,828)
Deferred tax asset - net valuation allowance	$0

Note 3.     Income Taxes (Continued)

On an interim basis, the Company had no net operating losses and has $0 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014(inception) through June 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company for the period from May 19, 2014 to June 30, 2015. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of June 30, 2015 the Company had 25,957,500 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the six months ended June 30, 2015:

6/30/2015

Net Income (Loss)	$5,377

Weighted-average common shares outstanding basic:

Weighted-average common stock	25,227,472
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	25,227,472

Note 8 - Notes Payable

Notes payable consist of the following for the periods ended;	6/30/2015

Related party working capital note with no stated interest rate. Note is payable on demand .
$500

Total Notes Payable	500

Less Current Portion	(500)

Long Term Notes Payable	$0

Note 9 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has limited working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10 - Investments

Investment in Available for Sale Debt Securities

Investment in Real Property Tax Liens – At June 30, 2015, the Company held $1,231 of real property tax liens from various municipalities in the Parrish of Caddo, Louisiana. During the six months ended June 30, 2015, the Company purchased $1,231 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 1% per month, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, and penalties is not certain and is recognized upon being realized.

Note 11 - Subsequent Events

There are no subsequent events.

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

Results of Operations

We are still in our development stage and have generated $9,000 in total revenues to date.

We generated revenues of $3,500 for the three month period ended June 30, 2015. Operating expenses for the same three month period were $3,073 all of which were general and administrative.

Since inception we have generated $13,500 in revenues and $8,263 in operating expenses.

Liquidity and Capital Resources

We had $25,296 in cash at June 30, 2015, and there were outstanding liabilities of $4,713. The Company hopes to meet its operating expenses by raising additional funds from its registered offering on Form S-1

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

TRIMAX CONSULTING, INC. Registrant

Date: August 18, 2015	By:	/s/ Oeshadebie Waterford
	Name: Title:	Oeshadebie Waterford Chief Executive Officer, President and Treasurer

I, Oeshadebie Waterford, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended June 30, 2015 of Trimax Consulting Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

August 18, 2015

/s/ Oeshadebie Waterford

Oeshadebie Waterford

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Oeshadebie Waterford, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Trimax Consulting, Inc. on Form 10-Q for the quarterly period ended June 30, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Trimax Consulting, Inc.

By:	/s/ Oeshadebie Waterford
Oeshadebie Waterford
Chief Executive Officer, Chief Financial Officer (Authorized Officer) August 18, 2015