Form 10-Q
period 2015-09-30
TriMax Consulting, Inc.
filed 2015-11-20
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,957,500 shares as of September 30, 2015.

Financial Statements

Trimax Consulting, Inc.

For the Three and Nine Months ended September 30, 2015 (unaudited)

Trimax Consulting, Inc.

Contents	Page

Financial Statements:

Balance Sheet at September 30, 2015 (unaudited) and December 31, 2014 (unaudited)	1

Statements of Operations for the three months and Nine months ended September 30, 2015 (unaudited) and for the three months ended September 30, 2014 (unaudited) and for the period May 19, 2014 to September 30, 2014 (unaudited)..	2

Statements of Cash Flows for the nine months ended September 30, 2015 (unaudited) and for the period May 19, 2014 to September 30, 2014 (unaudited).	3

Notes to Financial Statements	5-10

ITEM 1. FINANCIAL STATEMENTS

TRIMAX CONSULTING, INC.
BALANCE SHEET

`	September 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,796	$7,000
Investment in Real Property Tax Liens	1,231	0
Total Current assets	28,027	7,000

Total Assets	$28,027	$7,000
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$4,713	$4,213
Deferred Revenue	0	1,000
Related Party Officer Demand Loan	500	4,500
Total Current Liabilities	5,213	9,713

Commitments and Contingencies - Note 6
TRIMAX CONSULTING, INC. Shareholders' Equity(Deficit)
Common Stock, $0.0001 par value; 50,000,000 shares authorized,
25,957,500 and 25,000,000 issued and outstanding
at 9/30/2015 & 12/31/2014, respectively.	2,596	2,500
Additional Paid in Capital	17,054	(2,000)
Accumulated deficit	3,164	(3,213)
Total Equity	22,814	(2,713)
Total Liabilities and Equity(Deficit)	$28,027	$7,000

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF OPERATIONS

		For the three months ended September 30, 2014		For the period May 19, 2014(Inception) to September 30, 2014
	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	2,000	3,000	11,000	3,000

Operating Expenses	1,000	7,713	4,623	7,713

Net Income(Loss) from Operations	1,000	(4,713)	6,377	(4,713)

Other Income(Expenses)
Interest Expense	0	0	0	0

Net Income(Loss) from Operations
Before Income Taxes	1,000	(4,713)	6,377	(4,713)

Tax Expense	0	0	0	0

Net Income(Loss)	1,000	(4,713)	6,377	(4,713)

Basic and Diluted Loss Per Share	0.0000	(0.0002)	0.0003	(0.0002)

Weighted average number
of shares outstanding	25,957,500	25,000,000	25,469,917	25,000,000

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2015	For the period May 19, 2014 to September 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6,377	$(4,713)
(Increase)decrease in tax liens	(1,231)	0
Increase(decrease) in accrued expenses	500	4,213
Increase(decrease) in deferred revenue	(1,000)	0
Net cash used in operating activities	4,646	(500)

Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	19,150	500
Proceeds from related party loans	0	4,500
Repayments to related party loans	(4,000)	0
Net cash provided(used) by financing activities	15,150	5,000

Increase in cash and equivalents	19,796	4,500

Cash and cash equivalents at beginning of period	7,000	0

Cash and cash equivalents at end of period	$26,796	$4,500

"The accompanying notes are an integral part of these financial statements"

TRIMAX CONSULTING, INC.
STATEMENT OF CASH FLOWS - CONTINUED

	For the Nine Months Ended September 30, 2015	For the period May 19, 2014 to September 30, 2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2015.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of September 30, 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	9/30/2015	9/30/2014

U.S statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

Note 3.     Income Taxes (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	9/30/2015	9/30/2014
Deferred tax assets

Net operating losses	$6,377	$(4,713)

Deferred tax liability

Net deferred tax assets	2,168	(1,602)
Less valuation allowance	(2,168)	1,602

Deferred tax asset - net valuation allowance	$0	$0

On an interim basis, the Company had no net operating losses and has $0 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014(inception) through September 30, 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company for the period from May 19, 2014 to September 30, 2015. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of September 30, 2015 the Company had 25,957,500 shares issued and outstanding.

 Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Trimax Consulting, Inc. for the nine months ended September 30, 2015:

	9/30/2015	9/30/2014

Net Income (Loss)	$6,377	$(4,713)

Weighted-average common shares outstanding basic:

Weighted-average common stock	25,469,917	25,000,000
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares
outstanding- Diluted	25,469,917	25,000,000

Note 8 - Notes Payable

Notes payable consist of the following for the periods ended;	9/30/2015

Related party working capital note with no stated interest rate. Note is payable on demand .
$500

Total Notes Payable	500

Less Current Portion	(500)

Long Term Notes Payable	$0

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

Note 10 - Investments

Investment in Available for Sale Debt Securities

Investment in Real Property Tax Liens – At September 30, 2015, the Company held $1,231 of real property tax liens from various municipalities in the Parrish of Caddo, Louisiana. During the nine months ended September 30, 2015, the Company purchased $1,231 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 1% per month, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, and penalties is not certain and is recognized upon being realized.

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

Results of Operations

We are still in our development stage and have generated $15,500 in total revenues to date.

We generated revenues of $2,000 for the three month period ended September 30, 2015. Operating expenses for the same three month period were $1,000 all of which were general and administrative.

Since inception we have generated $15,500 in revenues and $12,336 in operating expenses.

Liquidity and Capital Resources

We had $26,796 in cash at September 30, 2015, and there were outstanding liabilities of $5,213. The Company hopes to meet its operating expenses by raising additional funds from its registered offering on Form S-1

There is very little historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have only begun to generate revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

TRIMAX CONSULTING, INC. Registrant

Date: November 3, 2015	By:	/s/ Oeshadebie Waterford
	Name: Title:	Oeshadebie Waterford Chief Executive Officer, President and Treasurer

I, Oeshadebie Waterford, certify that:

1.	I have reviewed this Form 10-Q for the quarter ended September 30, 2015 of Trimax Consulting Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

November 3, 2015

/s/ Oeshadebie Waterford

Oeshadebie Waterford

Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Oeshadebie Waterford, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Trimax Consulting, Inc. on Form 10-Q for the quarterly period ended September 30, 2015 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Trimax Consulting, Inc.

By:	/s/ Oeshadebie Waterford
Oeshadebie Waterford
Chief Executive Officer, Chief Financial Officer (Authorized Officer) November 3, 2015