Form 10-K
period 2015-12-31
TriMax Consulting, Inc.
filed 2016-03-30
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Trimax Consulting, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9190 W. Olympic Blvd, #324
Beverly Hills, CA 90212	(855) 777-5666
(Address of Principal Executive Offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

[ ] Yes  [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes  [x] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes  [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $96.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2016 was 25,957,500 shares.

No documents are incorporated into the text by reference.

PART I

ITEM 1.  BUSINESS

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

Revenues

The Company offers its services on a flat monthly fee basis, typically between $1,500 and $3,000 per month. Each engagement at such amount will obligate us to identify up to fifty tax certificate and tax lien investment opportunities to our client.

Marketing Program & Advertising

The primary objective of the company’s marketing program will be to identify real estate investors as well as individuals seeking a lower cost entrance into the real estate investment industry. Our primary marketing efforts include:

-

utilizing viral marketing, the practice of getting consumers to refer friends to the site through e-mail or word of mouth.  The Company will aggressively trigger viral marketing through strategic campaigns which may include posting on blogs and online communities such as Yahoo!® Groups, contests, implementation of features on our website which encourage users to generate an email to a friend, or give aways tied to a viral process.  Other viral techniques under consideration include creating short videos that people can view on our website or on amateur websites such as YouTube.com and e-mail to others to watch, and branded interactive online applications on our website

-

developing a search engine optimization or “SEO” campaign.  SEO is the process of improving the volume and quality of traffic to a web site from search engines via “natural” (“organic” or “algorithmic”) search results.  Usually, the earlier a site is presented in the search results, or the higher it “ranks”", the more searchers will visit that site

-

developing a search engine marketing or “SEM” campaign.  SEM is the process of marketing a website via search engines, by purchasing sponsored placement in search results.  For example, a user might go to Google and put in the term “foreclosed” – our strategic purchasing of these keyword search terms will cause our ad to come up.  It might read “Find information of foreclosed properties at www.foreclosurecat.com” and when clicked, it will take the user to our site.

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

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Our current corporate offices are located at 9190 W. Olympic Blvd., #324, Beverly Hills, CA 90212.  Our telephone number is (855) 777-5666.  These offices are provided free of charge by Oeshadebie Toelaram-Waterford, our Chief Executive Officer.  Ms. Toelaram-Waterford personally leased the office space and currently offers the space to the Company as its corporate office free of charge.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Not applicable.

b)  Holders.  At March 30, 2016, there were approximately 22 shareholders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

Demand for the registrant's products are dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

We currently have operations planned through December 31, 2016.

Capital and Sources of Liquidity.

We have $21,190 in cash and cash equivalents as of December 31, 2015.  We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2016.

For the year ended December 31, 2015, we had net income of $788.  We had an increase in tax liens of $1,248, an increase in accrued expenses of $500, and a decrease in deferred revenue of $1,000.  As a result, we had net cash used in operating activities of $960 for the year ended December 31, 2015.

For the period from May 19, 2014 (inception) through December 31, 2014, we had a net loss of $3,213.  We had an increase in accrued expenses of $4,213 and an increase in deferred revenue of $1,000.  As a result, we had net cash provided by operating activities of $2,000 for the period.

For the period from May 19, 2014 (inception) through December 31, 2015, we did not pursue any investing activities.

For the year ended December 31, 2015, we received $19,150 from the issuance of common stock.  We repaid a related party loan of $4,000, resulting in net cash provided by financing activities of $15,150 for the period.

For the period from May 19, 2014 (inception) through December 31, 2014, we received $500 from the issuance of common stock.  We received $4,500 as proceeds from related party loans, resulting in net cash provided by financing activities of $5,000 for the period.

Results of Operations

For the year ended December 31, 2015, we recognized revenues of $11,017.  We paid operating expenses of $10,229, resulting in a net income from operations of $788.

Comparatively, for the period from May 19, 2014 (inception) to December 31, 2014, we recognized revenues of $4,500.  We paid operating expenses of $7,714, resulting in a net loss from operations of $3,213.

The $4,001 difference between the net loss for the year ended December 31, 2015 and the period ended December 31, 2014 is a direct result of the extra expenses that are incurred in starting a business, combined with the reduced revenue that comes as part of being a start-up business.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resource and possible cost overruns due to price and cost increases in products.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Trimax Consulting, Inc.

Index to

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	12

Audited Balance Sheets of December 31, 2015 and 2014	13

Audited Statements of Operations for the Year Ended December 31, 2015 and for the period from May 19, 2014 (date of inception) through December 31, 2014	14

Audited Statement of Shareholders' Equity	15

Audited Statements of Cash Flows for the Years Ended December 31, 2015 and for the period from May 19, 2014 (date of inception) through December 31, 2014	16

Notes to Financial Statements	17

Scrudato & Co., PA

CERTIFIED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trimax Consulting, Inc.

We have audited the accompanying balance sheets of Trimax Consulting, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2015 and for the period May 19, 2014(inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimax Consulting, Inc. as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and for period May 19, 2014(inception) through December 31, 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

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

March 1, 2016

                                                                                       7 Valley View Drive Califon, New Jersey 07830

            Registered Public Company Accounting Oversight Board Firm

TRIMAX CONSULTING, INC.

Balance Sheets

 (Audited)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$ 21,190	$ 7,000
Investment in Real Property Tax Liens	1,248	0
Total current assets	22,438	7,000
Total assets	$ 22,438	$ 7,000

Liabilities and Equity (Deficit)

Current liabilities
Accrued expenses	$ 4,713	$ 4,213
Deferred revenue	0	1,000
Related party officer demand loan	500	4,500
Total current liabilities	5,213	9,713

Commitments and Contingencies - Note 6

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,000,000 issued and outstanding at 12/31/2015 and 12/31/2014, respectively	2,596	2,500
Additional paid in capital	17,054	(2,000)
Accumulated deficit	(2,425)	(3,213)
Total Equity	17,225	(2,713)
Total Liabilities and Equity (Deficit)	$ 22,438	$ 7,000

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Operations

(Audited)

	For the year ended December 31, 2015	For the period May 19, 2014 (Inception) to December 31, 2014
Revenues	11,017	4,500

Operating Expenses	10,229	7,713

Net Income (Loss) from Operations	788	(3,213)

Other Income (Expenses)
Interest Expense	0	0

Net Income (Loss) from Operations before Income Taxes	788	(3,213)

Tax Expense	0	0

Net Income (Loss)	788	(3,213)

Basic and Diluted Loss Per Share	0.0000	(0.0001)

Weighted average number of shares outstanding	25,591,497	25,000,000

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the Period May 19, 2014 (Inception) to December 31, 2015

(Audited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Initial Balances May 19, 2014 (Inception)	0	$ 0	$ 0	$ 0	$ 0

Capital stock issuance	25,000,000	2,500	(2,000)	0	500

Net Income 5/19/2014 to 12/31/2014	0	0	0	(3,213)	(3,213)

Balances December 31, 2014	25,000,000	$ 2,500	$ (2,000)	$(3,213)	$(2,713)

Sale of common stock	957,500	96	19,054	0	19,150

Net Income for the period ended 12/31/2015	0	0	0	788	788

Balances December 31, 2015	25,957,500	$ 2,596	$ 17,054	$(2,425)	$17,225

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Cash Flows

(Audited)

	For the Year Ended December 31, 2015	For the period May 19, 2014 (Inception) to December 31, 2014

Cash flows from operating activities:
Net income (loss)	$ 788	$ (3,213)
(Increase) decrease in tax liens	(1,248)	0
Increase (decrease) in accrued expenses	500	4,213
Increase (decrease) in deferred revenue	(1,000)	1,000
Net cash used in operating activities	(960)	2,000

Cash flows from investing activities:
Net cash provided (used) by investing activities	0	0

Cash flows from financing activities:
Common stock issued	19,150	500
Proceeds from related party loans	0	4,500
Repayments to related party loans	(4,000)	0
Net cash provided (used) by financing activities	15,150	5,000

Increase in cash and equivalents	14,190	7,000

Cash and cash equivalents at beginning of period	7,000	0

Cash and cash equivalents at end of period	$ 21,190	$ 7,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$ 0	$ 0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$ 0	$ 0

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Notes to Financial Statements

As of December 31, 2015 and 2014

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2015.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of December 31, 2015.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2015	12/31/2014

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2015	12/31/2014

Deferred tax assets
Net operating losses	$(2,425)	$(3,213)

Deferred tax liability
Net deferred tax assets	825	(1,092)
Less valuation allowance	(825)	1,092

Deferred tax asset - net valuation allowance	$ 0	$ 0

As of December 31, 2015, the Company had a net operating losses and has $2,425 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014 (inception) through December 31. 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company for the period from May 19, 2014 to December 31, 2015. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of December 31, 2015 the Company had 25,957,500 shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the years ended December 31, 2015:

	12/31/2015	12/31/2014

Net Income (Loss)	$ 788	$ (3,213)

Weighted-average common shares outstanding - basic:

Weighted-average common stock equivalents	25,469,917	25,000,000

Stock options	0	0
Warrants	0	0
Convertible Notes	0	0

Weighted-average common shares outstanding - Diluted	25,469,917	25,000,000

Note 8 – Notes Payable

Notes payable consist of the following for the periods ended December 31, 2015 and 2014:

	12/31/2015	12/31/2014

Related party working capital note with no stated interest rate. Note is payable on demand.	$ 500	$ 4,500

Total Notes Payable	500	4,500

Less Current Portion	(500)	(4,500)

Long Term Notes Payable	$ 0	$ 0

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

Note 10 - Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$1,231	$ 17	$ -	$1,248

Investment in Real Property Tax Liens – At December 31, 2015, the Company held $1,248 of real property tax liens and accrued interest from various municipalities in the Parrish of Caddo, Louisiana. During the year ended December 31, 2015, the Company purchased $1,231 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 17% per year, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, and penalties is not certain and is recognized upon being realized.

Note 11 - Subsequent Events

In January 2016, the Company purchased land at a cost of $2,000 in Sullivan County, New York. There are no additional subsequent events.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2015.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s executive officers and directors:

Oeshadebie Toelaram-Waterford, 45 President, Chief Executive Officer, Chief Financial Officer and Director

Ms. Toelaram-Waterford began her real estate career in 2007 by acting as a consultant with Synergetics Construction, Inc.  In such capacity, Ms. Toelaram-Waterford advised and consulted real estate developers in California on a wide range of operational matters, including project management and client development. Ms. Toelaram-Waterford acquired substantial experience in the planning, developing and marketing of residential real estate, particularly in California.  Ms. Toelaram-Waterford continued in such capacity until 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oeshadebie Toelaram Waterford	2015	0	0	0	0	0
CEO, CFO	2014	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 30, 2016, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners

Common Stock

       Beneficially Owned

Percentage (1)

O. Toelaram Waterford

    25,000,000                     96.31%

9190 W. Olympic Blvd., #324

Beverly Hills, CA 90212

Directors and Officers,

as a group (1 person)

    25,000,000                     96.31%

 (1) Based upon 25,957,500 issued and outstanding as of March 30, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Oeshadebie Toelaram-Waterford.  She is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Ms. Toelaram-Waterford owns 25,000,000 common shares (following the 5 for 1 forward split effective May 18, 2015) for which she paid $500.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees -

2015 - $4,000

2014 - $3,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2015 and 2014

Statements of Operations:

  For the years ended December 31, 2015 and for the period from May 19, 2014 (Inception) to

    December 31, 2014

Statements of Changes in Shareholders’ Equity

  For the period May 19, 2014 (Inception) to December 31, 2015

Statements of Cash Flows:

  For the years ended December 31, 2015 and for the period from May 19, 2014 (Inception) to

    December 31, 2014

Notes to Financial Statements

  For the years ended December 31, 2015 and for the period from May 19, 2014 (Inception) to

    December 31, 2014

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None

 (a)(3) Exhibits

 The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. (Incorporated by reference to the 10-K filed March 31, 2014)

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED

3.1	Articles of Incorporation	Form S-1/A	January 30, 2015
3.2	Bylaws	Form S-1	November 18, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: March 30, 2016

/s/O. Toelaram-Waterford

By: O. Toelaram-Waterford, Chief Executive Officer, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Trimax Consulting, Inc.

(Registrant)

By: /s/O. Toelaram-Waterford

Dated: March 30, 2016

          O. Toelaram-Waterford

          Chief Executive Officer, Chief Financial Officer