Form 10-Q
period 2016-03-31
TriMax Consulting, Inc.
filed 2016-05-16
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      333-133961

Trimax Consulting, Inc.

(Exact name of Registrant in its charter)

Nevada	37-1758469
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9190 W. Olympic Blvd, #324 Beverly Hills, CA	90212
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(855) 777-5666

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, May 16, 2016:  Common Stock – 25,957,500

TRIMAX CONSULTING, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

TRIMAX CONSULTING, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$9,109	$21,190
Investments	3,248	1,248
Total current assets	12,357	22,438
Total assets	$12,357	$22,438

Liabilities and Equity (Deficit)

Current liabilities
Accrued expenses	$ 4,713	$ 4,713
Deferred revenue	0	0
Related party officer demand loan	500	500
Total current liabilities	5,213	5,213

Commitments and Contingencies - Note 6

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,957,500 issued and outstanding at 3/31/2016 and 12/31/2015, respectively	2,596	2,596
Additional paid in capital	17,054	17,054
Accumulated deficit	(12,506)	(2,425)
Total Equity	7,144	17,225
Total Liabilities and Equity (Deficit)	$12,357	$22,438

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues	0	5,500

Operating Expenses	10,081	550

Net Income (Loss) from Operations	(10,081)	4,950

Other Income (Expenses)
Interest Expense	0	0

Net Income (Loss) from Operations before Income Taxes	(10,081)	4,950

Tax Expense	0	0

Net Income (Loss)	(10,081)	4,950

Basic and Diluted Loss Per Share	(0.0004)	0.0002

Weighted average number of shares outstanding	25,957,500	25,000,000

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Cash flows from operating activities:
Net income (loss)	$(10,081)	$4,950
(Increase) decrease in tax liens	0	0
Increase (decrease) in accrued expenses	0	0
Increase (decrease) in deferred revenue	0	(1,000)
Net cash used in operating activities	(10,081)	3,950

Cash flows from investing activities:
Investment in land	(2,000)	(2,000)
Net cash provided (used) by investing activities	(2,000)	(2,000)

Cash flows from financing activities:
Common stock issued	0	0
Proceeds from related party loans	0	0
Repayments to related party loans	0	0
Net cash provided (used) by financing activities	0	0

Increase in cash and equivalents	(12,081)	1,950

Cash and cash equivalents at beginning of period	21,190	7,000

Cash and cash equivalents at end of period	$9,109	$8,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$ 0	$ 0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(UNAUDITED)

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2016.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of March 31, 2016.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	3/31/2016	12/31/2015

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	(34.00%)	(34.00%)

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	3/31/2016	12/31/2015

Deferred tax assets
Net operating losses	$(12,506)	$(2,425)

Deferred tax liability
Net deferred tax assets	(4,252)	(825)
Less valuation allowance	4,252	825

Deferred tax asset - net valuation allowance	$ 0	$ 0

On an interim basis, the Company had no net operating losses and has $4,252 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2016.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014(inception) through March 31, 2016, there was a full valuation allowance taken against tax assets and there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company for the period from May 19, 2014 to March 31, 2016. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of May 31, 2016 the Company had 25,957,500 shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the three months ended March 31, 2016:

	3/31/2016	3/31/2015

Net Income (Loss)	$(10,081)	$4,950

Weighted-average common shares outstanding - basic:

Weighted-average common stock	25,957,500	25,000,000

Stock options	0	0
Warrants	0	0
Convertible Notes	0	0

Weighted-average common shares outstanding - Diluted	25,957,500	25,000,000

Note 8 -  Notes Payable

Notes payable consist of the following for the period ended March 31, 2016

3/31/2016

Related party working capital note with no stated interest rate. Note is payable on demand.	$ 500

Total Notes Payable	500

Less Current Portion	(500)

Long Term Notes Payable	$ 0

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

Note 10 - Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$1,248	$0	$0	$1,248
Land	$2,000	$0	$0	$2,000
Total	$3,248	$0	$0	$3,248

Investment in Real Property Tax Liens – At March 31, 2016, the Company held $1,231 of real property tax liens from various municipalities in the Parrish of Caddo, Louisiana. During the three months ended March 31, 2016, the Company purchased $1,231 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 1% per month, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, and penalties is not certain and is recognized upon being realized. Additionally the Company has purchased additional land at a cost of $2,000.

Note 11 - Subsequent Events

There are no reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following:  Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates.  These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors they believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2016.

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

Capital and Sources of Liquidity

We have $9,109 in cash and cash equivalents as of March 31, 2016.  We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2016.

For the three months ended March 31, 2016, we had a net loss of $10,081, resulting in net cash used in operating activities of $10,081 for the period.

For the three months ended March 31, 2015, we had a net income of $4,950.  We had a decrease in deferred revenue of $1,000, resulting in net cash provided by operating activities of $3,950 for the period.

For the three months ended March 31, 2016 and 2015, we made an investment in land of $2,000, resulting in net cash used by investing activities of $2,000 for both periods.

We did not pursue any financing activities for the three months ended March 31, 2016 or 2015.

Results of Operations

For the three months ended March 31, 2016, we did not recognize any revenues.  We paid operating expenses of $10,081, resulting in a net loss of $10,081 for the period.

For the three months ended March 31, 2015, we recognized revenues of $5,500.  We paid operating expenses of $550, resulting in a net income of $4,950 for the period.

The $15,031 difference between the net loss for the three months ended March 31, 2016 and the net income for the period ended March 31, 2015 is a direct result of the extra expenses that are incurred in starting a business, combined with the reduced revenue that comes as part of being a start-up business.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resource and possible cost overruns due to price and cost increases in products.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

The registrant has no material contractual obligations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the first quarter of 2016.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016

TRIMAX CONSULTING, INC.

By:     /s/O. Toelaram-Waterford

O. Toelaram-Waterford

Chief Executive Officer, Chief Financial Officer