Form 10-Q
period 2016-06-30
TriMax Consulting, Inc.
filed 2016-08-15
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock, August 15, 2016:  Common Stock – 25,957,500

TRIMAX CONSULTING, INC.

FORM 10-Q

INDEX

PART 1 – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

TRIMAX CONSULTING, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$ 879	$21,190
Investments	3,318	1,248
Total current assets	4,197	22,438
Total assets	$ 4,197	$22,438

Liabilities and Equity (Deficit)

Current liabilities
Accrued expenses	$ 2,213	$ 4,713
Deferred revenue	0	0
Related party officer demand loan	0	500
Total current liabilities	2,213	5,213

Commitments and Contingencies - Note 6

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,957,500 issued and outstanding at 3/31/2016 and 12/31/2015, respectively	2,596	2,596
Additional paid in capital	17,054	17,054
Accumulated deficit	(17,666)	(2,425)
Total Equity	1,984	17,225
Total Liabilities and Equity (Deficit)	$4,197	$22,438

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ 339	$ 3,500	$ 339	$ 9,000

Operating Expenses	5,499	3,073	15,580	3,623

Net Income (Loss) from Operations	(5,160)	427	(15,241)	5,377

Other Income (Expenses)
Interest Expense	0	0	0	0

Net Income (Loss) from Operations before Income Taxes	(5,160)	427	(15,241)	5,377

Tax Expense	0	0	0	0

Net Income (Loss)	$ (5,160)	$ 427	$(15,241)	$ 5,377

Basic and Diluted Loss per Share	$(0.0002)	$0.0000	$(0.0006)	$ 0.0002

Weighted average number of shares outstanding	25,957,500	25,140,577	25,957,500	25,227,472

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(15,241)	$4,950
(Increase) decrease in tax liens	0	0
Increase (decrease) in accrued expenses	(2,500)	0
Increase (decrease) in deferred revenue	0	(1,000)
Net cash used in operating activities	(17,741)	3,950

Cash flows from investing activities:
Investment in land	(2,070)	(2,070)
Net cash provided (used) by investing activities	(2,070)	(2,070)

Cash flows from financing activities:
Common stock issued	0	0
Proceeds from related party loans	0	0
Repayments to related party loans	(500)	0
Net cash provided (used) by financing activities	(500)	0

Increase in cash and equivalents	(20,311)	1,880

Cash and cash equivalents at beginning of period	21,190	7,000

Cash and cash equivalents at end of period	$879	$8,880

The accompanying notes are an integral part of these financial statements.

TRIMAX CONSULTING, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2016.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of June 30, 2016.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2016	12/31/2015

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	(34.00%)	(34.00%)

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2016	12/31/2015

Deferred tax assets
Net operating losses	$(15,241)	$(2,425)

Deferred tax liability
Net deferred tax assets	(5,182)	(825)
Less valuation allowance	5,182	825

Deferred tax asset - net valuation allowance	$ 0	$ 0

On an interim basis, the Company had no net operating losses and has $15,241 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2016.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period May 19, 2014(inception) through June 30, 2016, there was a full valuation allowance taken against tax assets and there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of June 30, 2016 the Company had 25,957,500 shares issued and outstanding.

Note 5.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 6 – Net Income(Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the six months ended June 30, 2016:

	6/30/2016	6/30/2015

Net Income (Loss)	$(15,241)	$5,377

Weighted-average common shares outstanding - basic:

Weighted-average common stock	25,957,500	25,000,000

Stock options	0	0
Warrants	0	0
Convertible Notes	0	0

Weighted-average common shares outstanding - Diluted	25,957,500	25,000,000

Note 7 - Going Concern

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

Note 8 - Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$1,318	$0	$0	$1,318
Land	$2,000	$0	$0	$2,000
Total	$3,318	$0	$0	$3,318

Investment in Real Property Tax Liens – At June 30, 2016, the Company held $1,318 of real property tax liens from various municipalities in the Parrish of Caddo, Louisiana. During the six months ended June 30, 2015, the Company purchased $70 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 1% per month, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest, and penalties is not certain and is recognized upon being realized. Additionally, the Company has purchased additional land at a cost of $2,000.

Note 9 - Subsequent Events

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the three months ended June 30, 2016.

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

Capital and Sources of Liquidity

We have $879 in cash and cash equivalents as of June 30, 2016.  We believe that our cash on hand and cash generated from operations will be sufficient to conduct operations through December 31, 2016.

For the six months ended June 30, 2016, we recorded a net loss of $15,241.  We recorded a decrease in accrued expenses of $2,500, resulting in net cash used in operating activities of $17,741.

For the six months ended June 30, 2015, we recorded a net income of $4,950.  We recorded a decrease in deferred revenue of $1,000.  As a result, we had net cash provided by operating activities of $3,950 for the six months ended June 30, 2015.

For the six months ended June 30, 2016, we spent $2,070 on the investment in land, resulting in net cash used by investing activities of $2,070 for the period.

For the six months ended June 30, 2015, we spent $2,070 on the investment in land, resulting in net cash used by investing activities of $2,070 for the period.

For the six months ended June 30, 2016, we spent $500 on the repayment of related party loans, resulting in net cash used by financing activities of $500 for the period.

For the six months ended June 30, 2015, we did not pursue any financing activities.

Results of Operations

For the three months ended June 30, 2016, we recorded revenues of $339.  We had operating expenses of $5,499, resulting in a net loss of $5,160 for the three months ended June 30, 2016.

Comparatively, for the three months ended June 30, 2015, we recorded revenues of $3,500.  We had operating expenses of $3,073, resulting in a net income of $427 for the three months ended June 30, 2015.

The $5,587 increase between the net loss for the three months ended June 30, 2016 and the net gain for June 30, 2015 is a direct result of the extra expenses that are incurred in starting a business, combined with the reduced revenue that comes as part of being a start-up business.

For the six months ended June 30, 2016, we recorded revenues of $339.  We had operating expenses of $15,580, resulting in a net loss of $15,241 for the six months ended June 30, 2016.

Comparatively, for the six months ended June 30, 2015, we recorded revenues of $9,000.  We had operating expenses of $3,623, resulting in a net income of $5,377 for the six months ended June 30, 2015.

The $20,618 increase between the net loss for the six months ended June 30, 2016 and the net gain for June 30, 2015 is a direct result of the extra expenses that are incurred in starting a business, combined with the reduced revenue that comes as part of being a start-up business.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resource and possible cost overruns due to price and cost increases in products.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2016.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Dated: August 15, 2016

TRIMAX CONSULTING, INC.

By:     /s/O. Toelaram-Waterford

O. Toelaram-Waterford

Chief Executive Officer, Chief Financial Officer