Form 10-K
period 2016-12-31
TriMax Consulting, Inc.
filed 2017-03-01
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 1, 2017 was 25,957,500 shares.

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

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Not applicable.

b)  Holders.  At March 1, 2017, there were approximately 22 shareholders of the registrant.

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

Capital and Sources of Liquidity.

We have $44 in cash and cash equivalents as of December 31, 2016.  We believe that our cash on hand and cash generated from operations will be insufficient to conduct operations through December 31, 2017.  Management is pursuing new sources of revenue to ensure that the Company can continue operations for the foreseeable future.

For the year ended December 31, 2016, we recorded a net loss of $25,654.  We had an increase in accrued expenses of $6,787.  As a result, we had net cash used in operating activities of $18,867 for the year ended December 31, 2016.

For the year ended December 31, 2015, we recorded a net income of $788.  We had an increase in tax liens of $1,248, an increase in accrued expenses of $500, and a decrease in deferred revenue of $1,000.  As a result, we had net cash used in operating activities of $960 for the year ended December 31, 2015.

For the year ended December 31, 2016, we spent $2,279 on an investment in land, resulting in net cash used by investing activities of $2,279 for the period.  For the year ended December 31, 2015, we did not pursue any investing activities.

For the year ended December 31, 2016, we did not pursue any financing activities.  For the year ended December 31, 2015, we received $19,150 from the issuance of common stock and spent $4,000 on the repayment of related party loans.  As a result, we had net cash provided by financing activities of $15,150 for the year ended December 31, 2015.

Results of Operations

For the year ended December 31, 2016, we recorded revenues of $1,929.  We paid operating expenses of $27,583, resulting in a net loss of $25,654 for the period.

Comparatively, for the year ended December 31, 2015, we recorded revenues of $11,017.  We paid operating expenses of $10,229, resulting in a net income of $788 for the period.

There is a $26,442 difference between the net loss for the year ended December 31, 2016 and the net income for the year ended December 31, 2015.  Our revenues decreased by $9,088, or 82.5%, while our operating expenses increased by $17,354, or 62.9% between the years ended December 31, 2016 and 2015.  Management is looking into new business opportunities in order to increase our revenues, and is pursuing new avenues to reduce operating expenses during the upcoming fiscal year.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2016.

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

Trimax Consulting, Inc.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trimax Consulting, Inc.

We have audited the accompanying balance sheets of Trimax Consulting, Inc. as of December 31, 2016, and 2015, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Trimax Consulting, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these   financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the   financial position of Trimax Consulting, Inc.  as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying   financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past two years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DLL CPAS, LLC
Bonita Springs, FL

February 28, 2017

TRIMAX CONSULTING, INC.

Balance Sheets

 (Audited)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$ 44	$ 21,190
Investments	3,527	1,248
Total current assets	3,571	22,438
Total assets	$ 3,571	$ 22,438

Liabilities and Equity (Deficit)

Current liabilities
Accrued expenses	$ 11,500	$ 4,713
Deferred revenue	0	0
Related party officer demand loan	500	500
Total current liabilities	12,000	5,213

Commitments and Contingencies - Note 6

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,957,500 issued and outstanding at 12/31/2016 and 12/31/2015, respectively	2,596	2,596
Additional paid in capital	17,054	17,054
Accumulated deficit	(28,079)	(2,425)
Total Equity	(8,429)	17,225
Total Liabilities and Equity (Deficit)	$ 3,571	$ 22,438

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Operations

(Audited)

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenues	$ 1,929	$ 11,017

Operating Expenses	27,583	10,229

Net Income (Loss) from Operations	(25,654)	788

Other Income (Expenses)
Interest Expense	0	0

Net Income (Loss) from Operations before Income Taxes	(25,654)	788

Tax Expense	0	0

Net Income (Loss)	$(25,654)	$ 788

Basic and Diluted Loss Per Share	(0.0010)	0.0000

Weighted average number of shares outstanding	25,957,500	25,591,497

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the years ended December 31, 2016 and 2015

(Audited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2014	25,000,000	$2,500	$(2,000)	$(3,213)	$(2,713)

Sale of common stock	957,300	96	19,054	0	19,150

Net Income for the year ended 12/31/2015	0	0	0	788	788

Balances December 31, 2015	25,957,300	$2,596	$17,054	$(2,425)	$17,225

Net Income for the year ended 12/31/2016	0	0	0	(25,654)	(25,654)

Balances December 31, 2016	25,957,300	$ 2,596	$ 17,054	$(28,079)	$(8,429)

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Cash Flows

(Audited)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Cash flows from operating activities:
Net income (loss)	$(25,654)	$ 788
(Increase) decrease in tax liens	0	(1,248)
Increase (decrease) in accrued expenses	6,787	500
Increase (decrease) in deferred revenue	0	(1,000)
Net cash used in operating activities	(18,867)	(960)

Cash flows from investing activities:
Investment in land	(2,279)	0
Net cash provided (used) by investing activities	(2,279)	0

Cash flows from financing activities:
Common stock issued	0	19,150
Proceeds from related party loans	0	0
Repayments to related party loans	0	(4,000)
Net cash provided (used) by financing activities	0	15,150

Increase in cash and equivalents	(21,146)	14,190

Cash and cash equivalents at beginning of period	21,190	7,000

Cash and cash equivalents at end of period	$ 44	$21,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$ 0	$ 0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$ 0	$ 0

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Notes to Financial Statements

As of December 31, 2016 and 2015

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2016.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of December 31, 2016.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2016	12/31/2015

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2016	12/31/2015

Deferred tax assets
Net operating losses	$28,079	$ 2,425

Deferred tax liability
Net deferred tax assets	9,547	825
Less valuation allowance	(9,547)	(825)

Deferred tax asset - net valuation allowance	$ 0	$ 0

The Company has net operating losses and has $28,079 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2016.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2016 and 2015, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.  We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company during the years ended December 31, 2016 and 2015. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of December 31, 2016 and 2015 the Company had 25,957,500 shares issued and outstanding.

Note 6.    Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the years ended December 31, 2016 and 2015:

	12/31/2016	12/31/2015

Net Income (Loss)	$(25,654)	$ 788

Weighted-average common shares outstanding - basic:

Weighted-average common stock equivalents	25,957,500	25,591,497

Stock options	0	0
Warrants	0	0
Convertible Notes	0	0

Weighted-average common shares outstanding - Diluted	25,957,500	25,469,917

Note 8 – Notes Payable

Notes payable consist of the following for the periods ended December 31, 2016 and 2015:

	12/31/2016	12/31/2015

Related party working capital note with no stated interest rate. Note is payable on demand.	$ 500	$ 500

Total Notes Payable	500	500

Less Current Portion	(500)	(500)

Long Term Notes Payable	$ 0	$ 0

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

Note 10 - Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Corporate Debt Securities	$1,318	$ 0	$ 0	$1,318
Land	2,000	0	0	2,000
Interest accruals	0	209	0	209
Total	$3,318	$ 209	$ 0	$3,527

Investment in Real Property Tax Liens – At December 31, 2016, the Company held $3,527 of real property tax liens and accrued interest from various municipalities in the Parrish of Caddo, Louisiana. During the year ended December 31, 2016 and 2015, the Company purchased $1,231 of tax lien products. The Louisiana municipal tax liens are receivable from the real property owners and are secured by a first priority lien on the related real property. Upon foreclosure, the Company would obtain ownership of the real property. The tax lien receivables accrue interest up to 1% per month, and accrue penalties at 5%.. The investment in the real property tax liens are accounted for as an investment in troubled debts and are carried at cost. Collection of interest and penalties is not certain and is recognized upon being realized.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2016.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons constitute all of the Company’s executive officers and directors:

Oeshadebie Toelaram-Waterford, 46, President, Chief Executive Officer, Chief Financial Officer and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oeshadebie Toelaram Waterford	2016	0	0	0	0	0
CEO, CFO	2015	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 1, 2017, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners	Common Stock Beneficially Owned	Percentage (1)
O.Toelaram Waterford	25,000,000	96.31%
9190 W. Olympic Blvd., #324
Beverly Hills, CA 90212

Directors and Officers as a group (1 person)	25,000,000	96.31%

 (1) Based upon 25,957,500 issued and outstanding as of March 1, 2017.

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

Audit Fees -

2016 - $4,000

2015 - $4,000

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of DLL CPAS, LLC was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2016 and 2015

Statements of Operations:

  For the years ended December 31, 2016 and 2015

Statements of Changes in Shareholders’ Equity

  For the years ended December 31, 2016 and 2015

Statements of Cash Flows:

  For the years ended December 31, 2016 and 2015

Notes to Financial Statements

  For the years ended December 31, 2016 and 2015

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

Dated: March 1, 2017

/s/O. Toelaram-Waterford

By: O. Toelaram-Waterford, Chief Executive Officer, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Trimax Consulting, Inc.

(Registrant)

By: /s/O. Toelaram-Waterford

Dated: March 1, 2017

          O. Toelaram-Waterford

          Chief Executive Officer, Chief Financial Officer