Form 10-Q
period 2017-03-31
TriMax Consulting, Inc.
filed 2017-05-15
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2017

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934

For the transaction period from ________ to ________

Commission File Number 333-133961

Trimax Consulting, Inc.
(Exact name of Registrant in its charter)

Nevada	37-1758469
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

23-07, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No, 8, Jalan Kerinchi Kuala Lumpur, Malaysia.	59200
(Address of Principal Executive Offices	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +(603)27201788

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 15, 2017 was 25,957,500 shares.

TRIMAX CONSULTING, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

TRIMAX CONSULTING, INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$44
Investments	-	3,527
Total current assets	1,017	3,571
Total assets	$1,017	$3,571

Liabilities and Shareholders’ Deficit

Current liabilities
Accrued expenses	$10,000	$11,500
Advances from related party	1,017	-
Related party officer demand loan	-	500
Total current liabilities	11,017	12,000

Shareholders' Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 issued and outstanding at 3/31/2017 and 12/31/2016	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(38,079)	(28,079)
Total Shareholders’ deficit	(10,000)	(8,429)
Total Liabilities and Shareholders’ Deficit	$1,017	$3,571

The accompanying notes are an integral part of these unaudited financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues	$-	$-

Operating Expenses	10,000	10,081

Net Loss from Operations before Income Taxes	(10,000)	(10,081)

Income Tax Expense	-	-

Net Loss	$(10,000)	$(10,081)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted average number of shares outstanding; Basic and Diluted	25,957,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

TRIMAX CONSULTING, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Cash flows from operating activities:
Net loss	$(10,000)	$(10,081)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	10,000	-
Cash used in operating activities	-	(10,081)

Cash flows from investing activities:
Investment in land	-	(2,000)
Cash used in investing activities	-	(2,000)

Cash flows from financing activities:
Proceeds from related party loans	1,017	-
Repayments to related party loans	(44)	-
Cash provided by financing activities	973	-

Increase (Decrease) in cash and cash equivalents	973	(12,081)

Cash and cash equivalents at beginning of period	44	21,190

Cash and cash equivalents at end of period	$1,017	$9,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS

Net effect of assets distributed to and liabilities assumed by the former shareholder	$8,429	$-

The accompanying notes are an integral part of these unaudited financial statements.

TRIMAX CONSULTING, INC.

Notes to Financial Statements

(Unaudited)

Note 1 - Nature of Business

Nature of Business

Trimax Consulting, Inc. (“the Company”) was incorporated in Nevada on May 19, 2014. The Company was established for the purpose of real estate consulting and the purchasing of Tax Liens.

On March 16, 2017, pursuant to a stock purchase agreement between Oeshadebie Waterford, the Company's President and Chief Executive Officer, and Newfield Global Holdings Limited (“Newfield”) which is wholly owned by Mr. Jingyu Bai, Newfield acquired 25,000,000 shares of common stock of the Company for cash consideration of $300,000. The shares acquired represent 96.3% of the issued and outstanding shares of common stock of the Company. In connection with the stock purchase, the Company distributed the investment in available for sale debt securities in the amount of $3,527 to Oeshadebie Waterford and Oeshadebie Waterford assumed accrued expenses in the amount of $11,500 and forgave a related party officer demand loan in the amount of $456. On March 16, 2017, Oeshadebie Waterford resigned her official position as President and Chief Executive Officer of the Company, and on the same day the shareholders of the Company voted Eng Wah Kung as Director and Chief Executive Officer of the Company, and Teck Siong Lim as Chief Financial Officer.

Upon the election of the new Board, the Company plans to provide end to end HR services including recruitment, executive search, campus recruitment, training and a complete range of HR outsourcing solutions to clients, with the ultimate aim in creating true value for businesses, through the essential core asset of clients’ companies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2016, have been omitted.

TRIMAX CONSULTING, INC.

Notes to Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company's financial instruments consist principally of cash and accrued expenses. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

TRIMAX CONSULTING, INC.

Notes to Financial Statements

(Unaudited)

It is not, however, practical to determine the fair value of amounts due to related parties because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Transactions involving related parties cannot be presumed to be carried out on an arm's- length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

Note 3 - Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $10,000 as of March 31, 2017, and has not generated any cash flows from operating activities for the three months ended March 31, 2017. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

Upon election of the new Board, on March 16, 2017, the Company has undertaken a new business plan, principally providing a wide variety of human resource consulting services by facilitating identified, necessary change within an organization in order to enhance the success of the clients’ company. We believe that after the new business is fully implemented we will able to generate sufficient revenue to cover the expenses and report profits in fiscal year 2017.

TRIMAX CONSULTING, INC.

Notes to Financial Statements

(Unaudited)

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 4. Related Party Transactions

The related parties consist of the following:

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Director and CEO

Advances and loans from Related Parties

	March 31, 2017	December 31, 2016

Eng Wah Kung	$1,017	$-
Oeshadebie Waterford	-	500
Total	$1,017	$500

The amounts due to related parties represent loans borrowed and advances received to support the Company’s operation. They are unsecured, bear no interest and are repayable on demand. During the three months ended March 31, 2017, the Company repaid $44 to Oeshadebie Waterford in cash and Oeshadebie Waterford forgave $456 owed by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview And Outlook

Trimax Consulting, Inc. (TRMX) a listed Company, was formed in the state of Nevada on May 19, 2014 under the name Trimax Consulting, Inc. focused on identifying property tax liens for sale and providing a valuation of the underlying properties to determine profit opportunities. The Company was principally engaged in business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

Upon the installation of the new Board, the Company had decided to transition the business plan to provide end to end HR services including recruitment, executive search, campus recruitment, training and a complete range of HR outsourcing solutions to clients, with the ultimate aim in creating true value for businesses, through the essential core asset of clients’ company. The business plan targets the modern corporate world, offering integrated consultancy services and strive towards providing total HR services and solutions to its clients with fresh thinking, innovative ideas and value add services. The Company’s business plan primary role is to provide a wide variety of Human Resource Consulting services in all vertical by facilitating identified, necessary change within an organization in order to enhance the success of the company. Our Management, Human Resource, and Training services are intended to improve productivity, Efficiency, Communication, and Employee ethics.

We believe that whatever industry it may be, a full complete range of HR Consultant work is able to identify needs, develop an action plan, and assist with implementation, thus adding and retaining values to clients.

Results of Operation for the Three Months Ended March 31, 2017 and 2016

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $10,000 for the three months ended March 31, 2017, compared to $10,081 for the three months ended March 31, 2016, a decrease of $81.

Net loss

Net loss for the three months ended March 31, 2017 was $10,000. For the three months ended March 31, 2016, the Company recorded net loss of $10,081.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Total Assets	1,017	12,357
Accumulated Deficit	(38,079)	(12,506)
Shareholders’ Equity (Deficit)	(10,000)	7,144
Working Capital (Deficit)	(10,000)	7,144

Net cash used in operating activities total $0 during the three months ended March 31, 2017, compared with $10,081 during the three months ended March 31 2016.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from provide end to end HR services including recruitment, executive search, campus recruitment, training and a complete range of HR outsourcing solutions.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

None

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee;
•	The Company is lack of segregation of duties and well established procedures to authorize and approve related party transactions.
•	The Company does not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control Over Financial Reporting

Due to the change of management on March 16, 2017, there were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period Form	ending	Filing Exhibit	date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.CHS	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension
101.DEF	Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2017	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

