Form 10-Q/A
period 2017-03-31
XINDA INTERNATIONAL CORP.
filed 2017-08-14
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q-A

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes No X☐

Note – This Amendment to our previous 10-Q is filed to solely to remedy a technical error, as our XBRL was not properly uploaded. There are no changes to any aspect of the previously filed 10-Q.

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

Date: August 14, 2017	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

