Form 10-Q
period 2017-06-30
XINDA INTERNATIONAL CORP.
filed 2017-08-14
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2017

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934

For the transaction period from ________ to ________

Commission File Number 333-133961

Xinda International Corp. Formerly known as Trimax Consulting, Inc.
(Exact name of Registrant in its charter)

Nevada	37-1758469
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

23-07, Tower A, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi Kuala Lumpur, Malaysia.	59200
(Address of Principal Executive Offices	(Zip Code)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of August 14, 2017 was 25,957,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$44
Investments	-	3,527
Total current assets	1,017	3,571
Total Assets	$1,017	$3,571

Liabilities and Shareholders’ Deficit

Current liabilities
Accrued expenses	$17,784	$11,500
Advances from related party	9,451	-
Related party officer demand loan	-	500
Total current liabilities	27,235	12,000

Shareholders' Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 issued and outstanding at 6/30/2017 and 12/31/2016	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(54,297)	(28,079)
Total Shareholders’ deficit	(26,218)	(8,429)
Total Liabilities and Shareholders’ Deficit	$1,017	$3,571

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Revenues	$-	$339	$-	$339

Operating Expenses	$16,218	$5,499	$26,218	$15,580

Net Loss from Operations before Income Taxes	$(16,218)	$(5,160)	$(26,218)	$(15,241)

Income Tax Expense	-	-	-	-

Net Loss	$(16,218)	$(5,160)	$(26,218)	$(15,241)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	25,957,500	25,957,500	25,957,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Cash flows from operating activities:
Net loss	$(26,218)	$(15,241)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	26,218	(2,500)
Cash used in operating activities	-	(17,741)

Cash flows from investing activities:
Investment in land	-	(2,070)
Cash used in investing activities	-	(2,070)

Cash flows from financing activities:
Proceeds from related party loans	1,017	-
Repayments to related party loans	(44)	(500)
Cash provided by (used in) financing activities	973	(500)

Increase (Decrease) in cash and cash equivalents	973	(20,311)

Cash and cash equivalents at beginning of period	44	21,190

Cash and cash equivalents at end of period	$1,017	$879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS

Net effect of assets distributed to and liabilities assumed by the former shareholder	$8,429	$-
Operating expenses paid by related party	$8,434	$-

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Note 1. Nature of Business

Nature of Business

Trimax Consulting, Inc. (“the Company”) was incorporated in Nevada on May 19, 2014. The Company was established for the purpose of real estate consulting and the purchasing of Tax Liens.

On March 16, 2017, pursuant to a stock purchase agreement between Oeshadebie Waterford, the Company's President and Chief Executive Officer (“CEO”), and Newfield Global Holdings Limited (“Newfield”) which is wholly owned by Mr. Jingyu Bai, Newfield acquired 25,000,000 shares of common stock of the Company for cash consideration of $300,000. The shares acquired represent 96.3% of the issued and outstanding shares of common stock of the Company. In connection with the stock purchase, the Company distributed the investment in the amount of $3,527 to Oeshadebie Waterford and Oeshadebie Waterford assumed accrued expenses in the amount of $11,500 and forgave a related party officer demand loan in the amount of $456. On March 16, 2017, Oeshadebie Waterford resigned her official position as President and Chief Executive Officer of the Company, and on the same day the shareholders of the Company voted Eng Wah Kung as Director and Chief Executive Officer of the Company, and Teck Siong Lim as Chief Financial Officer (“CFO”).

Upon the election of the new Board, the Company has altered the Company’s business plan to provide end to end HR services including recruitment, executive search, campus recruitment, training and a complete range of HR outsourcing solutions to clients, with the ultimate aim in creating true value for businesses, through the essential core asset of clients.

On May 8, 2017, the board of directors adopted an Amendment to its Articles of Incorporation changing the name of the Company to Xinda International Corp., and on June 9, 2017, the Financial Industry Regulatory Authority (“FINRA”) gave final approval for the name change and the ticker Symbol “XNDA”.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2016, have been omitted.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

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

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $26,218 as of June 30, 2017, and has not generated any cash flows from operating activities for the six months ended June 30, 2017. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

Upon election of the new Board, on March 16, 2017, the Company has undertaken a new business plan, principally providing a wide variety of human resource consulting services by facilitating identified, necessary change within an organization in order to enhance the success of the clients. We believe that after the new business is fully implemented we will able to generate sufficient revenue to cover the expenses and report profits in fiscal year 2017.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

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

Note 4. Related Party Transactions

The related parties consist of the following:

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Director and CEO;

Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim

Advances and loans from Related Parties

	June 30, 2017	December 31, 2016

Eng Wah Kung	$9,451	$-
Oeshadebie Waterford	-	500
Total	$9,451	$500

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the six months ended June 30, 2017, the Company repaid $44 to Oeshadebie Waterford in cash and Oeshadebie Waterford forgave $456 owed by the Company. During the six months ended June 30, 2017, the Company received advances from Eng Wah Kung in the amount of $1,017 and Eng Wah Kung paid expenses in the amount of $8,434 on behalf of the Company to support the Company’s operations.

Office Furnished by Related Party

The Company’s executive office is located at 23-07 Tower, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi Kuala Lumpur, Malaysia. This office is furnished to the Company by Xinda Human Resources Sdn Bhd at no charge.

Service Provided by Related Party

One accounting consultant, who is a friend of CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through June 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Xinda International Corp. (formerly known as Trimax Consulting, Inc.) is a US listed Company, formed in the state of Nevada on May 19, 2014 focused on identifying property tax liens for sale and providing a valuation of the underlying properties to determine profit opportunities. The Company was principally engaged in business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

Upon the installation of the new Board, the Company had decided to transition the business plan to provide end to end HR services including recruitment, executive search, campus recruitment, training and a complete range of HR outsourcing solutions to clients, with the ultimate aim in creating true value for businesses, through the essential core asset of clients. The business plan targets the modern corporate world, offering integrated consultancy services and strive towards providing total HR services and solutions to its clients with fresh thinking, innovative ideas and value add services. The Company’s business plan primary role is to provide a wide variety of Human Resource Consulting services in all vertical by facilitating identified, necessary change within an organization in order to enhance the success of the company. Our Management, Human Resource, and Training services are intended to improve productivity, efficiency, communication, and employee ethics.

We believe that whatever industry it may be, a full complete range of HR Consultant work is able to identify needs, develop an action plan, and assist with implementation, thus adding and retaining values to clients.

On May 8, 2017, the board of directors adopted an Amendment to its Articles of Incorporation changing the name of the Company to Xinda International Corp., and on June 9, 2017, the Financial Industry Regulatory Authority (“FINRA”) gave final approval for the name change and the ticker Symbol “XNDA”.

Results of Operation for the Three and Six Months Ended June 30, 2017 and 2016

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $26,218 for the six months ended June 30, 2017, compared to $15,580 for the six months ended June 30, 2016, an increase of $10,638.

General and administrative expenses were $16,218 for the three months ended June 30, 2017, compared to $5,499 for the three months ended June 30, 2016, an increase of $10,719.

Net loss

Net loss for the six months ended June 30, 2017 was $26,218. For the six months ended June 30, 2016, the Company recorded net loss of $15,241.

For the three months ended June 30, 2017, net loss was $16,218. Net loss for three months ended June 30, 2016 was $5,160.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Total Assets	1,017	4,197
Accumulated Deficit	(54,297)	(17,666)
Shareholders’ Equity (Deficit)	(26,218)	1,984
Working Capital (Deficit)	(26,218)	1,984

Net cash used in operating activities was $0 during the six months ended June 30, 2017, compared with $17,741 during the six months ended June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

