Form 10-Q
period 2017-09-30
XINDA INTERNATIONAL CORP.
filed 2017-11-14
CIK 1624985

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of November 14, 2017 was 25,957,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$44
Investments	-	3,527
Total current assets	1,017	3,571
Total Assets	$1,017	$3,571

Liabilities and Shareholders’ Deficit

Current liabilities
Accrued expenses	$9,634	$11,500
Due to related parties	41,392	500
Total current liabilities	51,026	12,000

Shareholders' Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 issued and outstanding at 9/30/2017 and 12/31/2016	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(78,088)	(28,079)
Total Shareholders’ deficit	(50,009)	(8,429)
Total Liabilities and Shareholders’ Deficit	$1,017	$3,571

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Revenues	$-	$-	$-	$339

Operating Expenses	23,791	1,388	50,009	16,968

Net Loss from Operations before Income Taxes	(23,791)	(1,388)	(50,009)	(16,629)

Income Tax Expense	-	-	-	-

Net Loss	$(23,791)	$(1,388)	$(50,009)	$(16,629)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	25,957,500	25,957,500	25,957,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Cash flows from operating activities:
Net loss	$(50,009)	$(16,629)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	50,009	(2,500)
Cash used in operating activities	-	(19,129)

Cash flows from investing activities:
Investment in land	-	(2,070)
Cash used in investing activities	-	(2,070)

Cash flows from financing activities:
Proceeds from related party loans	1,017	550
Repayments to related party loans	(44)	(500)
Cash provided by financing activities	973	50

Increase (Decrease) in cash and cash equivalents	973	(21,149)

Cash and cash equivalents at beginning of period	44	21,190

Cash and cash equivalents at end of period	$1,017	$41

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS

Net effect of assets distributed to and liabilities assumed by the former shareholder	$8,429	$-
Operating expenses paid by related party	$40,375	$-

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $50,009 as of September 30, 2017, and has not generated any cash flows from operating activities for the nine months ended September 30, 2017. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The related parties consist of the following:

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Director and CEO;

Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim

Advances and loans from Related Parties

	September 30, 2017	December 31, 2016

Eng Wah Kung	$41,392	$-
Oeshadebie Waterford	-	500
Total	$41,392	$500

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the nine months ended September 30, 2017, the Company repaid $44 to Oeshadebie Waterford in cash and Oeshadebie Waterford forgave $456 owed by the Company. During the nine months ended September 30, 2017, the Company received advances from Eng Wah Kung in the amount of $1,017 and Eng Wah Kung paid expenses in the amount of $40,375 on behalf of the Company to support the Company’s operations.

Office Furnished by Related Party

The Company’s executive office is located at 23-07 Tower, Vertical Business Suite, Avenue 3, Bangsar South, No. 8, Jalan Kerinchi Kuala Lumpur, Malaysia. This office is furnished to the Company by Xinda Human Resources Sdn Bhd at no charge.

Service Provided by Related Party

One accounting consultant, who is a friend of CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through September 2017.

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

Results of Operation for the Three and Nine Months Ended September 30, 2017 and 2016

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $50,009 for the nine months ended September 30, 2017, compared to $16,968 for the nine months ended September 30, 2016, an increase of $33,041.

General and administrative expenses were $23,791 for the three months ended September 30, 2017, compared to $1,388 for the three months ended September 30, 2016, an increase of $22,403.

Net loss

Net loss for the nine months ended September 30, 2017 was $50,009. For the nine months ended September 30, 2016, the Company recorded net loss of $16,629.

For the three months ended September 30, 2017, net loss was $23,791. Net loss for three months ended September 30, 2016 was $1,388.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Total Assets	1,017	3,571
Accumulated Deficit	(78,088)	(28,079)
Shareholders’ Equity (Deficit)	(50,009)	(8,429)
Working Capital (Deficit)	(50,009)	(8,429)

Net cash used in operating activities was $0 during the nine months ended September 30, 2017, compared with $19,129 during the nine months ended September 30, 2016.

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

Our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Financial Officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee;
•	The Company is lack of segregation of duties and well-established procedures to authorize and approve related party transactions.
•	The Company does not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, such controls.

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

Date: November 14, 2017	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

