Form 10-K
period 2017-12-31
XINDA INTERNATIONAL CORP.
filed 2020-01-22
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-200344

Trimax Consulting, Inc.

(Exact name of registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9190 W. Olympic Blvd, #324 Beverly Hills, CA 90212	(855) 777-5666
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [_] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2017 was 25,957,500 shares.

No documents are incorporated into the text by reference.

2

PART I

ITEM 1. BUSINESS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Item 5(a)

a)   Market Information. Not applicable.

b)   Holders. At December 31, 2017, there were approximately 22 shareholders of the registrant.

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

We currently have no operations planned through December 31, 2017.

Capital and Sources of Liquidity.

We have $1,017 in cash and cash equivalents as of December 31, 2017. We believe that our cash on hand and cash generated from operations will be insufficient to conduct operations through December 31, 2018. Management is pursuing new sources of revenue to ensure that the Company can continue operations for the foreseeable future.

For the year ended December 31, 2017, we recorded a net loss of $78,484. We had an increase in accrued expenses of $37,834. As a result, we had net cash used in operating activities of $(40,650) for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded a net loss of $25,654. We had an increase in accrued expenses of $6,787. As a result, we had net cash used in operating activities of $18,867 for the year ended December 31, 2016.

For the year ended December 31, 2017, we did not spend on an investment in land.

For the year ended December 31, 2017, we received $41,667 from related parties and paid back $44. As a result, we had $41,623 of cash provided by financing activities for the year ended December 31, 2017.

Results of Operations

For the year ended December 31, 2017, we recorded no revenues. We accrued operating expenses of $78,484, resulting in a net loss of $78,484 for the period.

Comparatively, for the year ended December 31, 2016, we recorded revenues of $1,929. We paid operating expenses of $27,583, resulting in a net loss of $25,654 for the period.

There is a $31,047 difference between the net loss for the year ended December 31, 2017 and the net income for the year ended December 31, 2016. Our revenues decreased by $1,929, or 100%, while our operating expenses increased by $31,047 or 78.9% between the years ended December 31, 2017 and 2016. Management is looking into new business opportunities in order to increase our revenues, and is pursuing new avenues to reduce operating expenses during the upcoming fiscal year.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The registrant has no material contractual obligations.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

9

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

/s/ DLL CPAS, LLC

Bonita Springs, FL

February 28, 2017

TRIMAX CONSULTING, INC.

Balance Sheets

(Unaudited)

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$1,017	$44
Investments	–	3,527
Total current assets	1,017	3,571
Total assets	$1,017	$3,571

Liabilities and Equity (Deficit)
Current liabilities
Accrued expenses	$46,263	$11,500
Deferred revenue	–	–
Related party officer demand loan	41,667	500
Total current liabilities	87,930	12,000

Commitments and Contingencies - Note 6

Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,957,500 issued and outstanding at 12/31/2017 and 12/31/2016, respectively	2,596	2,596
Additional paid in capital	17,054	17,054
Accumulated deficit	(106,563)	(28,079)
Total Equity	(86,916)	(8,429)
Total Liabilities and Equity (Deficit)	$1,017	$3,571

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Operations

(Unaudited)

	For the year ended December 31, 2017	For the year ended December 31, 2016

Revenues	$–	$1,929

Operating Expenses	78,484	27,583

Net Income (Loss) from Operations	(78,484)	(25,654)

Other Income (Expenses)
Interest Expense	–	–

Net Income (Loss) from Operations before Income Taxes	(78,484)	(25,654)

Tax Expense	–	–

Net Income (Loss)	$(78,484)	$(25,654)

Basic and Diluted Loss Per Share	(0.0000)	0.0010

Weighted average number of shares outstanding	25,957,500	25,591,497

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the years ended December 31, 2017 and 2016 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2015	25,957,300	$2,596	$17,054	$(2,425)	$17,225
Sale of common stock	–	–	–	–	–
Net Income for the year ended 12/31/2016	–	–	–	(25,654)	(25,654)
Balances December 31, 2016	25,957,300	$2,596	$17,054	$(28,079)	$(8,429)

Net Income for the year ended 12/31/2017	–	–	–	(78,484)	(78,484)
Balances December 31, 2017	25,957,300	$2,596	$17,054	$(106,563)	$(86,913)

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Cash flows from operating activities:
Net income (loss)	$(78,484)	$(25,654)
(Increase) decrease in tax liens	–	–
Increase (decrease) in accrued expenses	37,834	6,787
Increase (decrease) in deferred revenue	–	–
Net cash used in operating activities	(40,650)	(18,867)

Cash flows from investing activities:
Investment in land	–	(2,279)
Net cash provided (used) by investing activities	–	(2,279)

Cash flows from financing activities:
Common stock issued	–	–
Proceeds from related party loans	41,667	–
Repayments to related party loans	(44)	–
Net cash provided (used) by financing activities	41,623	–

Increase in cash and equivalents	973	(21,146)

Cash and cash equivalents at beginning of period	44	21,190

Cash and cash equivalents at end of period	$1,017	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$–	$–

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Notes to Financial Statements

As of December 31, 2017 and 2016

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock- based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2017.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of December 31, 2017.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2017	12/31/2016

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2017	12/31/2016

Deferred tax assets
Net operating losses	$78,484	$28,079

Deferred tax liability
Net deferred tax assets	26,685	9,547
Less valuation allowance	(26,685)	(9,547)

Deferred tax asset - net valuation allowance	$–	$–

The Company has net operating losses and has $78,484 available to offset future income for income tax reporting purposes, which will expire in various years through 2023, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2017.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2017 and 2016, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.

We are not currently involved in any income tax examinations.

Note 4.	Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company during the years ended December 31, 2016. These funds have been used for working capital to date.

Note 5.	Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of December 31, 2017 and 2016 the Company had 25,957,500 shares issued and outstanding.

Note 6.	Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7.	Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the years ended December 31, 2017 and 2016.

	12/31/2017	12/31/2016

Net Income (Loss)	$(78,484)	$(25,654)

Weighted-average common shares outstanding - basic:

Weighted-average common stock equivalents	25,957,500	25,957,500

Stock options	–	–
Warrants	–	–
Convertible Notes	–	–

Weighted-average common shares outstanding - Diluted	25,957,500	25,957,500

Note 8.	Notes Payable

Notes payable consist of the following for the periods ended December 31, 2017 and 2016:

	12/31/2017	12/31/2016

Related party working capital note with no stated interest rate. Note is payable on demand.	$500	$500

Total Notes Payable	500	500

Less Current Portion	(500)	(500)

Long Term Notes Payable	$0	$–

Note 9.	Going Concern

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

Note 10.	Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Debt Securities	$–	$–	$–	$–
Land	–	–	–	–
Interest accruals	–	–	–	–
Total		$–	$–	$–

Investment in Real Property Tax

As of December 31, 2017, the Company held no real property tax liens. During the year ended December 31, 2017, the Company purchased no of tax lien products.

Note 11.	Subsequent Events

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2017. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with Section 16(a of the Exchange Act

Section 16(a of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Eng Wah KUNG	2017	–	–	–	–	–
CEO, CFO	2016	–	–	–	–	–

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2017, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners	Common Stock Beneficially Owned	Percentage (1)

Eng Wah KUNG	25,000,000	96.31%

Directors and Officers as a group (1 person)	25,000,000	96.31%

(1)	Based upon 25,957,500 issued and outstanding as of December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The related parties consist of the following:

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Director and CEO;

Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

One accounting consultant, who is a friend of CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through December 2017.

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

Audit Fees -	2017 - $ 0.00
2016 - $ 4,000

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of DLL CPAS, LLC was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre- approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

December 31, 2017 and 2016

Statements of Operations:

For the years ended December 31, 2017 and 2016

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2017 and 2016

Statements of Cash Flows:

For the years ended December 31, 2017 and 2016

Notes to Financial Statements

For the years ended December 31, 2017 and 2016

(a)(2) List of Financial Statement schedules included in Part IV hereof: None

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 31, 2018

/s/ Eng Wah KUNG

By:Eng Wah KUNG

Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Xinda International Corp.

(Registrant)

By: /s/ Teck Siong LIM	Dated: March 31, 2018
Teck Siong LIM
Chief Financial Officer

