Form 10-Q
period 2018-03-31
XINDA INTERNATIONAL CORP.
filed 2020-01-22
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2018

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934

For the transaction period from                             to

Commission File Number 333-200344

Xinda International Corp.

Formerly known as

                            Trimax Consulting, Inc.

(Exact name of Registrant in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9190 W. Olympic Blvd, #32 Beverly Hills, CA 90212	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +(855)777-5666

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2018 was 25,957,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$53,508	$46,263
Due to related parties	41,667	41,667
Total current liabilities	95,175	87,930

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,500 and 25,957,500 issued and outstanding at 3/31/2018 and 12/31/2017	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(122,237)	(106,563)
Total Shareholders’ deficit	(94,158)	(86,916)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2018	2017

Revenues	$–	$–

Operating Expenses	15,674	10,000

Net Loss from Operations before Income Taxes	(15,674)	(10,000)

Income Tax Expense	–	–

Net Loss	$(15,674)	$(10,000)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	25,957,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Cash flows from operating activities:
Net loss	$(15,674)	$(10,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	15,674	10,000
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	1,017
Repayments to related party loans	–	(44)
Cash provided by financing activities	–	973

Increase (Decrease) in cash and cash equivalents	–	973

Cash and cash equivalents at beginning of period	1,017	44

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$8,429
Operating expenses paid by related party	$–	$40,375

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2017, have been omitted.

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $94,158 as of March 31, 2018, and has not generated any cash flows from operating activities for the three months ended March 31, 2018. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Notes to Financial Statements

(Unaudited)

Note 4. Related Party Transactions

The related parties consist of the following:

Oeshadebie Waterford, the Company’s former President and former CEO; Eng Wah Kung, the Company’s Director and CEO; Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim.

Advances and loans from Related Parties

	March 31, 2018	December 31, 2017

Eng Wah Kung	$–	$41,392
Oeshadebie Waterford	–	–
Total	$–	$41,392

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the three months ended March 31, 2018, the Company repaid no loans to related parties.

Office Furnished by Related Party

The Company’s executive office is located 9190 W. Olympic Blvd, #324, Beverly Hills, CA 90212. This office is furnished to the Company by Xinda Human Resources Sdn Bhd at no charge.

Service Provided by Related Party

One accounting consultant, who is a friend of CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through March 2018.

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

Results of Operation for the Three and Three Months Ended March 31, 2018 and 2017

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $15,674 for the three months ended March 31, 2018, compared to $10,000 for the three months ended March 31, 2017 an increase of $5,674.

General and administrative expenses were $15,674 for the three months ended March 31, 2018, compared to $10,000 for the three months ended March 31, 2017 an increase of $5,674.

Net loss

Net loss for the three months ended March 31, 2018 was $15,674. For the three months ended March 31, 2017, the Company recorded net loss of $10,000. For the three months ended March 31, 2017, net loss was 10,000. Net loss for three months ended March 31, 2018 was $15,674.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017

Total Assets	$1,017	$1,017
Accumulated Deficit	$(122,237)	$(106,563)
Shareholders’ Equity (Deficit)	$(94,158)	$(78,484)
Working Capital (Deficit)	$(94,158)	$(78,484)

Net cash used in operating activities was $0 during the three months ended March 31, 2018, compared with $44 during the three months ended March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Period Form	ending	Filing Exhibit	date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension
101.DEF	Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: May 15, 2018	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

