Form 10-Q
period 2018-06-30
XINDA INTERNATIONAL CORP.
filed 2020-01-22
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December, 2018 was 5,857,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$64,108	$46,263
Due to related parties	41,667	41,667
Total current liabilities	105,775	87,930

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 issued and outstanding at 6/30/18 and 12/31/2017	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(132,837)	(106,563)
Total Shareholders’ deficit	(104,758)	(86,916)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2018	2017	2018	2017

Revenues	$–	$–	$–	$–

Operating Expenses	10,600	16,218	26,274	26,218

Net Loss from Operations before Income Taxes	(10,600)	(16,218)	(26,274)	(26,218)

Income Tax Expense	–	–	–	–

Net Loss	$(10,600)	$(16,218)	$(26,274)	$(26,218)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	5,857,500	25,957,500	5,857,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Cash flows from operating activities:
Net loss	$(26,274)	$(26,218)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	26,274	26,218
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	1,017
Repayments to related party loans	–	(44)
Cash provided by financing activities	–	973

Increase (Decrease) in cash and cash equivalents	–	973

Cash and cash equivalents at beginning of period	1,017	44

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$8,429
Operating expenses paid by related party	$–	$40,375

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

On May 17, 2018, the Company entered into a Purchase and Sale Agreement with Millrock Alaska LLC, an Alaska corporation (“Millrock”), pursuant to which the Company will acquire a 100% interest (subject to a royalty provision) in federal mining rights in the Lordsburg lithium project (the “Assets”). In consideration for acquisition of the Assets the Company has agreed to pay Millrock cash consideration of $50,000 as well as 19.9% of the Company’s issued and outstanding stock. The Company will execute and deliver to Millrock at closing a Royalty Deed pursuant to which the Company will pay Millrock a royalty of 3% of gross final sales (as defined in the Royalty Deed). The Company also will enter into and deliver to Millrock a Milestone Payment Agreement the parties have agreed to future share payments in the event that the Company makes exploration expenditures of US$5.0 million dollars on the claims or in a surrounding Area of Interest. Under this milestone the Company will issue to Millrock that number of Company shares of Common Stock that will result in Millrock owning 19.9% of the issued and outstanding shares of Company at that time. Further on June 30st of each calendar year, the Company will pay to Franklin Bain a finder’s fee equal to 2.5% of Exploration Expenditures incurred in the prior calendar year or $25,000, whichever is more. The requirement to pay the annual third milestone payment will end after $250,000 has been paid to Franklin Bain. The Purchase and Sale Agreement, the Royalty Deed and the Milestone Payment Agreement are attached hereto as exhibits and incorporated herein by reference.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Effective May 24, 2018 the Company completed delivery of the stock to Millrock by the delivery from Newfield Global Holdings Limited a total of 1,100,000 shares to Millrock. In addition, Newfield Global Holdings transferred 950,000 shares each to LWH Advisory Limited and LWH Consulting Sdn Bhd as part of the transaction. Subsequent to the acquisition, the Company intends to complete a 14 to 1 forward stock dividend of its stock.

On May 17, 2018, Dr. Amit Tripathi was elected and Eng Wah Kung resigned as a director and an officer. In connection with the resignation of Mr. Kung, Dr. Tripathi was appointed as our Chief Executive Officer and Director.

Mr. Kung’s resignation was not the result of any disagreements with the operations, policies or practices of our company.

Dr. Amit Tripathi, age 50, President, Chief Executive Officer, Secretary and Director.

Dr. Tripathi is an exploration manager with technical specialization in structural geology, working with both private and public companies in the past. His professional experience covers successful exploration of gold, copper, diamond, iron ore, tantalite, and uranium. Dr. Tripathi has managed successful exploration projects from reconnaissance to resource evaluation stages in a variety of different occurrences including porphyry and lode gold; kimberlite and alluvial diamonds; enriched BIF, ironstones and lateritic iron ore; alluvial tantalite; sandstone hosted Uranium.

No family relationships exist between Dr. Tripathi and any of our other directors or executive officers.

There are no arrangements between Dr. Tripathi and any other person pursuant to which Dr. Tripathi was nominated as a director, nor are there any transactions to which our company is or was a participant and in which Dr. Tripathi has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

As of August, 2018, the merger with Millrock was terminated because management did not comply with the agreement, as a result Mr Eng Wah KUNG was reinstated as the CEO of XNDA.

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $104,758 as of June 30, 2018, and has not generated any cash flows from operating activities for the three months ended June 30, 2018. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Notes to Financial Statements

(Unaudited)

Note 4. Related Party Transactions

The related parties consist of the following:

Dr. Amit Tripathy, the Company’s Director and CEO; Oeshadebie Waterford, the Company’s former President and former CEO; Eng Wah Kung, the Company’s former Director and former CEO; Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim.

Advances and loans from Related Parties

	June 30, 2018	December 31, 2017

Eng Wah Kung	$–	$41,392
Dr. Amit Tripathi	–	–
Total	$–	$41,392

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the six months ended June 30, 2018, the Company repaid no loans to related parties.

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

Results of Operation for the Six and Six Months Ended June 30, 2018 and 2017

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $10,600 for the three months ended June 30, 2018, compared to $16,218 for the three months ended June 30, 2017 an increase of $5,618.

General and administrative expenses were $26,274 for the three months ended June 30, 2018, compared to $26,218 for the three months ended June 30, 2017 an increase of $56.

Net loss

Net loss for the three months ended June 30, 2018 was $10,600. For the three months ended June 30, 2017, the Company recorded net loss of $16,218. For the six months ended June 30, 2017, net loss was 26,218. Net loss for three months ended June 30, 2018 was $26,274.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017

Total Assets	$1,017	$1,017
Accumulated Deficit	$(132,837)	$(106,563)
Shareholders’ Equity (Deficit)	$(104,758)	$(78,484)
Working Capital (Deficit)	$(104,758)	$(78,484)

Net cash used in operating activities was $0 during the three months ended June 30, 2018, compared with $0 during the three months ended June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

Date: August 15, 2018	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: August 15, 2018	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

