Form 10-Q
period 2018-09-30
XINDA INTERNATIONAL CORP.
filed 2020-01-22
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2018 was 5,857,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$64,708	$46,263
Due to related parties	41,667	41,667
Total current liabilities	106,375	87,930

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 issued and outstanding at September 30, 2018 and December 31, 2017	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(133,437)	(106,563)
Total Shareholders’ deficit	(105,358)	(86,916)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2018	2017	2018	2017

Revenues	$–	$–	$–	$–

Operating Expenses	600	23,791	26,874	50,009

Net Loss from Operations before Income Taxes	(600)	(23,791)	(26,874)	(50,009)

Income Tax Expense	–	–	–	–

Net Loss	$(600)	$(23,791)	$(26,874)	$(50,009)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	5,857,500	25,957,500	5,857,500	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017

Cash flows from operating activities:
Net loss	$(26,874)	$(50,009)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	26,874	50,009
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	1,017
Repayments to related party loans	–	(44)
Cash provided by financing activities	–	973

Increase (Decrease) in cash and cash equivalents	–	973

Cash and cash equivalents at beginning of period	1,017	44

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$8,429
Operating expenses paid by related party	$–	$40,375

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

On May 17, 2018, the Company entered into a Purchase and Sale Agreement with Millrock Alaska LLC, an Alaska corporation (“Millrock”), pursuant to which the Company will acquire a 100% interest (subject to a royalty provision) in federal mining rights in the Lordsburg lithium project (the “Assets”). In consideration for acquisition of the Assets the Company has agreed to pay Millrock cash consideration of $50,000 as well as 19.9% of the Company’s issued and outstanding stock. The Company will execute and deliver to Millrock at closing a Royalty Deed pursuant to which the Company will pay Millrock a royalty of 3% of gross final sales (as defined in the Royalty Deed). The Company also will enter into and deliver to Millrock a Milestone Payment Agreement the parties have agreed to future share payments in the event that the Company makes exploration expenditures of US$5.0 million dollars on the claims or in a surrounding Area of Interest. Under this milestone the Company will issue to Millrock that number of Company shares of Common Stock that will result in Millrock owning 19.9% of the issued and outstanding shares of Company at that time. Further on September 30st of each calendar year, the Company will pay to Franklin Bain a finder’s fee equal to 2.5% of Exploration Expenditures incurred in the prior calendar year or $25,000, whichever is more. The requirement to pay the annual third milestone payment will end after $250,000 has been paid to Franklin Bain. The Purchase and Sale Agreement, the Royalty Deed and the Milestone Payment Agreement are attached hereto as exhibits and incorporated herein by reference.

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

Dr. Amit Tripathi, age 50, President, Chief Executive Officer, Secretary and Director

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

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $105,358 as of September 30, 2018, and has not generated any cash flows from operating activities for the nine months ended September 30, 2018. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The related parties consist of the following:

Dr. Amit Tripathi, the Company’s Director and CEO Oeshadebie Waterford, the Company’s former President and former CEO; Eng Wah Kung, the Company’s Former Director and former CEO; Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim.

Advances and loans from Related Parties

	September 30, 2018	December 31, 2017

Eng Wah Kung	$–	$41,392
Dr. Amit Tripathi	–	–
Total	$–	$41,392

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the nine months ended September 30, 2018, the Company repaid no loans to related parties.

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

On May 17, 2018, the Company entered into a Purchase and Sale Agreement with Millrock Alaska LLC, an Alaska corporation (“Millrock”), pursuant to which the Company will acquire a 100% interest (subject to a royalty provision) in federal mining rights in the Lordsburg lithium project (the “Assets”). In consideration for acquisition of the Assets the Company has agreed to pay Millrock cash consideration of $50,000 as well as 19.9% of the Company’s issued and outstanding stock. The Company will execute and deliver to Millrock at closing a Royalty Deed pursuant to which the Company will pay Millrock a royalty of 3% of gross final sales (as defined in the Royalty Deed). The Company also will enter into and deliver to Millrock a Milestone Payment Agreement the parties have agreed to future share payments in the event that the Company makes exploration expenditures of US$5.0 million dollars on the claims or in a surrounding Area of Interest. Under this milestone the Company will issue to Millrock that number of Company shares of Common Stock that will result in Millrock owning 19.9% of the issued and outstanding shares of Company at that time. Further on September 30st of each calendar year, the Company will pay to Franklin Bain a finder’s fee equal to 2.5% of Exploration Expenditures incurred in the prior calendar year or $25,000, whichever is more. The requirement to pay the annual third milestone payment will end after $250,000 has been paid to Franklin Bain. The Purchase and Sale Agreement, the Royalty Deed and the Milestone Payment Agreement are attached hereto as exhibits and incorporated herein by reference.

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

Results of Operation for the Nine and Nine Months Ended September 30, 2018 and 2017

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $600 for the three months ended September 30, 2018, compared to $23,791 for the three months ended September 30, 2017 a decrease of $23,191.

General and administrative expenses were $26,874 for the three months ended September 30, 2018, compared to $50,009 for the three months ended September 30, 2017 a decrease of $23,135.

Net loss

Net loss for the three months ended September 30, 2018 was $600. For the three months ended September 30, 2017, the Company recorded net loss of $23,791. For the nine months ended September 30, 2017, net loss was 26,818. Net loss for three months ended September 30, 2018 was $50,009.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017

Total Assets	$1,017	$1,017
Accumulated Deficit	$(133,437)	$(106,563)
Shareholders’ Equity (Deficit)	$(105,358)	$(78,484)
Working Capital (Deficit)	$(105,358)	$(78,484)

Net cash used in operating activities was $0 during the three months ended September 30, 2018, compared with $0 during the three months ended September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, such controls.

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

Date: November 15, 2018	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: November 15, 2018	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

