Form 10-K
period 2018-12-31
XINDA INTERNATIONAL CORP.
filed 2020-01-22
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-200344

Xinda International Corp.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $2,596.

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

ITEM 2. PROPERTIES

Our current corporate offices are located at 9190 W. Olympic Blvd., #324, Beverly Hills, CA 90212. Our telephone number is (855) 777-5666. These offices are provided free of charge by Oeshadebie Toelaram-Waterford, our former Chief Executive Officer. Ms. Toelaram-Waterford personally leased the office space and currently offers the space to the Company as its corporate office free of charge.

ITEM 3. LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Item 5(a)

a)	Market Information. Not applicable.

b)	Holders. At October 31, 2018, there were approximately 11 shareholders of the registrant.

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

We currently have no operations planned through December 31, 2019.

Capital and Sources of Liquidity.

We have $1,017 in cash and cash equivalents as of December 31, 2018. We believe that our cash on hand and cash generated from operations will be insufficient to conduct operations through December 31, 2019. Management is pursuing new sources of revenue to ensure that the Company can continue operations for the foreseeable future.

For the year ended December 31, 2018, we recorded a net loss of $105,958. We had an increase in accrued expenses of $27,474. As a result, we had net cash used in operating activities of zero for the year ended December 31, 2018.

For the year ended December 31, 2017, we recorded no net income. We had an increase in accrued expenses of $78,484. As a result, we had net cash used in operating activities of $0 for the year ended December 31, 2017.

For the year ended December 31, 2018, we did not spend on an investment in land.

For the year ended December 31, 2018, we did not pursue any financing activities. For the year ended December 31, 2018, we received no revenue from the issuance of common stock. As a result, we had no cash provided by financing activities for the year ended December 31, 2018.

Results of Operations

For the year ended December 31, 2018, we recorded no revenues. We accrued operating expenses of $27,474, resulting in a net loss of $27,474 for the period.

Comparatively, for the year ended December 31, 2017, we recorded no revenues. We paid operating expenses of $78,484, resulting in a net loss of $78,484 for the period.

There is a $51,010 difference between the net loss for the year ended December 31, 2018 and for the year ended December 31, 2017. Our revenues remained at zero, or no change, while our operating expenses decreased by $51,010 or 65% between the years ended December 31, 2018 and 2017.

Management is looking into new business opportunities in order to increase our revenues, and is pursuing new avenues to reduce operating expenses during the upcoming fiscal year.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2018.

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

Trimax Consulting, Inc.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xinda International Corp.

We have reviewed the accompanying balance sheets of Xinda International Corp. as of December 31, 2017, and 2018, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018. Xinda International Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our review included consideration of internal control over financial reporting as a basis for designing review procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. A review also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our reviews provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xinda International Corp. as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Caren Currier

December 17, 2019

TRIMAX CONSULTING, INC.

Balance Sheets

(Unaudited)

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total assets	$1,017	$1,017

Liabilities and Equity (Deficit)
Current liabilities
Accrued expenses	$65,308	$46,263
Deferred revenue	–	–
Related party officer demand loan	41,667	41,667
Total current liabilities	106,975	87,930

Commitments and Contingencies - Note 6

Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 and 5,857,500 issued and outstanding at 10/31/2018 and 12/31/2017, respectively due to a 14 to 1 forward split	2,596	2,596
Additional paid in capital	25,483	17,054
Accumulated deficit	(134,037)	(106,563)
Total Equity	(105,958)	(86,916)
Total Liabilities and Equity (Deficit)	$1,017	$1,017

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Operations

(Unaudited)

	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenues	$–	$–

Operating Expenses	78,484	78,484

Net Income (Loss) from Operations	(78,484)	(78,484)

Other Income (Expenses)
Interest Expense	–	–

Net Income (Loss) from Operations before Income Taxes	(78,484)	(78,484)

Tax Expense	–	–

Net Income (Loss)	$(78,484)	$(78,484)

Basic and Diluted Loss Per Share	(0.0000)	0.0000

Weighted average number of shares outstanding	5,857,500	5,857,500

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the years ended December 31, 2018 and 2017 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2016	25,957,300	$2,596	$17,054	$(2,425)	$17,225
Sale of common stock	–	–	–	–	–
Net Income for the year ended 12/31/2017	–	–	–	(25,654)	(25,654)
Balances December 31, 2017	25,957,300	$2,596	$17,054	$(28,079)	$(8,429)
Net Income for the year ended 12/31/2018	–	–	–	(105,958)	(105,958)
Balances December 31, 2018	5,857,000	$2,596	$17,054	$(134,037)	$(134,037)

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Cash flows from operating activities:
Net income (loss)	$(27,474)	$(78,484)
(Increase) decrease in tax liens	–	–
Increase (decrease) in accrued expenses	27,474	37,834
Increase (decrease) in deferred revenue	–	–
Net cash used in operating activities	–	(40,650)

Cash flows from investing activities:
Investment in land	–	–
Net cash provided (used) by investing activities	–	–

Cash flows from financing activities:
Common stock issued	–	–
Proceeds from related party loans	–	41,667
Repayments to related party loans	–	(44)
Net cash provided (used) by financing activities	–	41,623

Increase in cash and equivalents	–	973

Cash and cash equivalents at beginning of period	1,017	44

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$–	$–

The accompanying notes are an integral part of these statements

TRIMAX CONSULTING, INC.

Notes to Financial Statements

As of December 31, 2018 and 2017

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

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of December 31, 2018.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2018	12/31/2017

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2018	12/31/2017

Deferred tax assets
Net operating losses	$27,474	$78,484

Deferred tax liability
Net deferred tax assets	9,341	26,685
Less valuation allowance	(9,341)	(26,685)

Deferred tax asset - net valuation allowance	$–	$–

The Company has net operating losses and has $27,474 available to offset future income for income tax reporting purposes, which will expire in various years through 2024, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2018.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2018 and 2017, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.

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

Effective May 24, 2018 the Company intends to complete a 14 to 1 forward stock dividend of its stock. The Company has 5,857,500 shares issued and outstanding.

Note 6.	Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7.	Net Income (Loss Per Share)

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the years ended December 31, 2018 and 2017.

	12/31/2018	12/31/2017

Net Income (Loss)	$(27,474)	$(78,484)

Weighted-average common shares outstanding - basic:

Weighted-average common stock equivalents	5,857,500	25,957,500

Stock options	–	–
Warrants	–	–
Convertible Notes	–	–

Weighted-average common shares outstanding - Diluted	5,857,500	25,957,500

Note 8.	Notes Payable

Notes payable consist of the following for the periods ended December 31, 2018 and 2017:

	12/31/2018	12/31/2017

Related party working capital note with no stated interest rate. Note is payable on demand.	$–	$500

Total Notes Payable	–	500

Less Current Portion	–	(500)

Long Term Notes Payable	$–	$–

Note 9.	Going Concern

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

Note 10.	Investments

Investment in Available for Sale Debt Securities

Debt Securities	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Corporate Debt Securities	$–	$–	$–	$–
Land	–	–	–	–
Interest accruals	–	–	–	–
Total	$–	$–	$–	$–

Investment in Real Property Tax

As of December 31, 2018, the Company held no real property tax liens. During the year ended December 31, 2018, the Company purchased no of tax lien products.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2018. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Eng Wah KUNG	2018	–	–	–	–	–
CEO, CFO	2017	–	–	–	–	–

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2018, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners	Common Stock Beneficially Owned	Percentage (1)

Eng Wah KUNG	25,000,000	96.31%

Directors and Officers as a group (1 person)	25,000,000	96.31%

(1)	Based upon 5,857,500 issued and outstanding as of December 31, 2018.

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

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Director and CEO;

Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

One accounting consultant, who is a friend of CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through December 2018.

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

Audit Fees -	2018 - $ 0.00
2017 - $ 0.00

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of Caren Currier was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

December 31, 2018 and 2017

Statements of Operations:

For the years ended December 31, 2018 and 2017

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2018 and 2017

Statements of Cash Flows:

For the years ended December 31, 2018 and 2017

Notes to Financial Statements

For the years ended December 31, 2018 and 2017

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

Dated: January ___, 2020

/s/Dr. Amit Tripathi

By: Dr. Tripathi, Chief Executive Officer, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Xinda International Corp.

(Registrant)

By: /s/ Dr. Amit Tripathi	Dated: January ___, 2020
Dr. Amit Tripathi
Chief Executive Officer, Chief Financial Officer

