Form 10-Q
period 2019-03-31
XINDA INTERNATIONAL CORP.
filed 2020-01-23
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2019 was 5,857,500 shares.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$65,908	$65,308
Due to related parties	41,667	41,667
Total current liabilities	107,575	106,975

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,300 issued and outstanding at March 31, 2019 and December 31, 2018	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(134,637)	(134,037)
Total Shareholders’ deficit	(106,558)	(105,958)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2019	2018

Revenues	$–	$–

Operating Expenses	600	15,674

Net Loss from Operations before Income Taxes	(600)	(15,674)

Income Tax Expense	–	–

Net Loss	$(600)	$(15,674)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	25,957,300	25,957,500

The accompanying notes are an integral part of these unaudited financial statements.

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the years ended December 31, 2018 and 2017 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2017	25,957,300	$2,596	$25,483	$(106,563)	$(78,484)

Net Income for the year ended 12/31/2018	–	–	–	(27,474)	(27,474)
Balances December 31, 2018	25,957,300	$2,596	$25,483	$(134,037)	$(105,958)

Net loss for the quarter ended March 31, 2019	–	–	–	(600)	(600)
Balance March 31, 2019	25,957,300	$2,596	$25,483	$(134,637)	$(106,558)

The accompanying notes are an integral part of these statements

XINDA INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Cash flows from operating activities:
Net loss	$(600)	$(15,674)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	600	15,674
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	–
Repayments to related party loans	–	–
Cash provided by financing activities	–	–

Increase (Decrease) in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of period	1,017	1,017

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$–
Operating expenses paid by related party	$–	$–

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2018, have been omitted.

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $106,558 as of March 31, 2019, and has not generated any cash flows from operating activities for the three months ended March 31, 2019. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

The related parties consist of the following:

Eng Wah Kung, the Company’s Director and CEO; Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Advances and loans from Related Parties

	March 31, 2019	December 31, 2018

Eng Wah Kung	$–	$–
Total	$–	$–

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the three months ended March 31, 2019, the Company repaid no loans to related parties.

Office Furnished by Related Party

The Company’s executive office is located 9190 W. Olympic Blvd, #324, Beverly Hills, CA 90212. This office is furnished to the Company by Xinda Human Resources Sdn Bhd at no charge.

Service Provided by Related Party

One accounting consultant, who is a friend of former CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through December 2019.

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

Results of Operation for the Three and Three Months Ended March 21, 2019 and 2018

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $600 for the three months ended March 31, 2019, compared to $15,674 for the three months ended March 31, 2018 a decrease of $15,074.

General and administrative expenses were $600 for the three months ended March 31, 2019, compared to $15,674 for the three months ended March 31, 2018 a decrease of $15,074.

Net loss

Net loss for the three months ended March 31, 2019 was $600. For the three months ended March 31, 2018, the Company recorded net loss of $15,674.

For the three months ended March 31, 2019, net loss was 600. Net loss for three months ended March 31, 2018 was $15,674.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018

Total Assets	$1,017	$1,017
Accumulated Deficit	$(134,637)	$(134,037)
Shareholders’ Equity (Deficit)	$(106,558)	$(105,958)
Working Capital (Deficit)	$(106,558)	$(105,958)

Net cash used in operating activities was $0 during the three months ended March 31, 2019, compared with $0 during the three months ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, such controls.

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

Date: May 15, 2019	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

