Form 10-Q
period 2019-09-30
XINDA INTERNATIONAL CORP.
filed 2020-01-23
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2019

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

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

FORM 10-Q

Period Ended September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$67,108	$65,308
Due to related parties	41,667	41,667
Total current liabilities	108,775	106,975

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 25,957,300 issued and outstanding at September 30, 2019 and December 31, 2018	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(135,837)	(134,037)
Total Shareholders’ deficit	(107,758)	(105,958)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2019	2018	2019	2018

Revenues	$–	$–	$–	$–

Operating Expenses	600	23,135	1,800	50,009

Net Loss from Operations before Income Taxes	(600)	(23,135)	(1,800)	(50,009)

Income Tax Expense	–	–	–	–

Net Loss	$(600)	$(23,135)	$(1,800)	$(50,009)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	25,957,300	25,957,300	25,957,300	25,957,300

The accompanying notes are an integral part of these unaudited financial statements.

TRIMAX CONSULTING, INC.

Statement of Shareholders' Equity

For the year ended December 31, 2018 and nine months ended September 30, 2019 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2017	25,957,300	$2,596	$25,483	$(106,563)	$(78,484)

Net Income for the year ended 12/31/2018	–	–	–	(27,474)	(27,474)
Balances December 31, 2018	25,957,300	$2,596	$25,483	$(134,037)	$(105,958)

Net loss for the nine months ended September 30, 2019	–	–	–	(1,800)	(1,800)
Balance September 30, 2019	25,957,300	$2,596	$25,483	$(135,837)	$(107,758)

The accompanying notes are an integral part of these statements

XINDA INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Cash flows from operating activities:
Net loss	$(1,800)	$(50,009)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	1,800	50,009
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	–
Repayments to related party loans	–	–
Cash provided by financing activities	–	–

Increase (Decrease) in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of period	1,017	1,017

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$–
Operating expenses paid by related party	$–	$–

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $107,758 as of September 30, 2019, and has not generated any cash flows from operating activities for the three months ended June 30, 2019. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Note 4. Related Party Transactions

The related parties consist of the following:

Eng Wah Kung, the Company’s Director and CEO; Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim.

Advances and loans from Related Parties

	September 30, 2019	December 31, 2018

Eng Wah Kung	$–	$–
Total	$–	$–

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

Results of Operation for the Three and Three Months Ended March 21, 2019 and 2018

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $600 for the three months ended September 30, 2019, compared to $23,135 for the three months ended September 30, 2018 a decrease of $22,535.

General and administrative expenses were $1,800 for the nine months ended September 30, 2019, compared to $50,009 for the nine months ended September 30, 2018 a decrease of $48,209.

Net loss

Net loss for the three months ended September 30, 2019 was $600. For the three months ended September 30, 2018, the Company recorded net loss of $23,135.

For the nine months ended September 30, 2019, net loss was $1,800. Net loss for nine months ended September 30, 2018 was $50,009.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at June 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018

Total Assets	$1,017	$1,017
Accumulated Deficit	$(135,837)	$(134,037)
Shareholders’ Equity (Deficit)	$(107,758)	$(105,958)
Working Capital (Deficit)	$(107,758)	$(105,958)

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

Date: November 15, 2019	By:	/s/ Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: November 15, 2019	By:	/s/ Teck Siong LIM
Teck Siong LIM
Chief Financial Officer

