Form 10-K
period 2019-12-31
XINDA INTERNATIONAL CORP.
filed 2020-05-11
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging growth company [X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2019 was 5,857,000 shares.

No documents are incorporated into the text by reference.

i

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

Marketing Program & Advertising

The primary objective of the company’s marketing program will be to identify real estate investors as well as individuals seeking a lower cost entrance into the real estate investment industry. Our primary marketing efforts include:

•	utilizing viral marketing, the practice of getting consumers to refer friends to the site through e- mail or word of mouth. The Company will aggressively trigger viral marketing through strategic campaigns which may include posting on blogs and online communities such as Yahoo!® Groups, contests, implementation of features on our website which encourage users to generate an email to a friend, or give aways tied to a viral process. Other viral techniques under consideration include creating short videos that people can view on our website or on amateur websites such as YouTube.com and e-mail to others to watch, and branded interactive online applications on our website developing a search engine optimization or “SEO” campaign. SEO is the process of improving the volume and quality of traffic to a web site from search engines via natural” (“organic” or “algorithmic”) search results. Usually, the earlier a site is presented in the search results, or the higher it “ranks”", the more searchers will visit that site developing a search engine marketing or “SEM” campaign. SEM is the process of marketing a website via search engines, by purchasing sponsored placement in search results. For example, a user might go to Google and put in the term “foreclosed” – our strategic purchasing of these keyword search terms will cause our ad to come up. It might read “Find information of foreclosed properties at www.foreclosurecat.com” and when clicked, it will take the user to our site. Weutilize direct e- mail marketing firms who specialize in our target market via subscriber based lists with detailed criteria obtained by third party research groups.

•	entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. Affiliate marketing means that we would place a link to our website or a banner advertisement on the websites of other companies in exchange for placing their link or banner advertisement on our website. Such marketing increases access to users, because the users of other websites may visit our website as a result of those links or banner advertisements.

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

Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission. We may have to reduce the fees we charge our clients to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. The company’s strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a larger, more robust real estate services firm. The company’s growth plan is focused on the achievement of four primary objectives:

•	Hire and retain highly qualified, experienced third party associates. We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage. Therefore, one of our priorities is to attract and retain high-caliber real estate sales professionals. We believe we will attract and retain qualified professionals by providing attractive sales commission arrangements

•	Leverage existing real estate industry relationships. We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach. We believe the real estate professional services experience of our associates will enable us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their needs, while offering many of these individuals a new real estate investment opportunity that they may not otherwise be familiar or experienced with

•	Offer robust information services. Our anticipated approach is to identify, attract and obtain new customers by offering a comprehensive tax lien information platform. The company’s computer systems will be designed to deliver an array of tax lien investment data relevant to the customer’s investment profile with minimal time and effort

•	Build the Trimax brand as the premier provider of tax lien consulting services. Our primary means of building our brand is by consistently providing high quality, value-added services to our clients. In addition, we will have ongoing marketing efforts that will reinforce our brand.

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

We have $1,017 in cash and cash equivalents as of December 31, 2019. We believe that our cash on hand and cash generated from operations will be insufficient to conduct operations through December 31, 2019. Management is pursuing new sources of revenue to ensure that the Company can continue operations for the foreseeable future.

For the year ended December 31, 2019, we recorded a net loss of $1,800. We had an increase in accrued expenses of $1,800. As a result, we had net cash used in operating activities of zero for the year ended December 31, 2019.

For the year ended December 31, 2018, we recorded no net income. We had an increase in accrued expenses of $27,474. As a result, we had net cash used in operating activities of $0 for the year ended December 31, 2019.

For the year ended December 31, 2019, we did not spend on an investment in land.

For the year ended December 31, 2019, we did not pursue any financing activities. For the year ended December 31, 2018, we received no revenue from the issuance of common stock. As a result, we had no cash provided by financing activities for the year ended December 31, 2018.

Results of Operations

For the year ended December 31, 2019, we recorded no revenues. We accrued operating expenses of $1,800, resulting in a net loss of $1,800 for the period.

Comparatively, for the year ended December 31, 2018, we recorded no revenues. We paid operating expenses of $27,474, resulting in a net loss of $27,474 for the period.

There is a $26,874 difference between the net loss for the year ended December 31, 2019 and for the year ended December 31, 2018. Our revenues remained at zero, or no change, while our operating expenses decreased by $26,874 between the years ended December 31, 2019 and 2018. Management is looking into new business opportunities in order to increase our revenues, and is pursuing new avenues to reduce operating expenses during the upcoming fiscal year.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2019. Contractual Obligations.

The registrant has no material contractual obligations New Accounting Pronouncements.

The registrant has adopted all recently issued accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xinda International, Inc.

Index to

Financial Statements

Report of Independent Accounting Consultant

Board of Directors and Stockholders

Xinda International Corp.

We have reviewed the accompanying balance sheets of Xinda International Corp. as of December 31, 2018, and 2019, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018. Xinda International Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our reviews in accordance with the standards of the GAAP. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our review included consideration of internal control over financial reporting as a basis for designing review procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. A review also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our reviews provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xinda International Corp. as of December 31, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caren Currier

Caren Currier

May 5, 2020

XINDA International Corp.

Balance Sheets

(Unaudited)

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total assets	$1,017	$1,017

Liabilities and Equity (Deficit)
Current liabilities
Accrued expenses	$67,108	$65,308
Deferred revenue	–	–
Related party officer demand loan	41,667	41,667
Total current liabilities	108,775	106,975

Commitments and Contingencies - Note 6

Shareholders’ Equity (Deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 and 5,857,500 issued and outstanding at 12/31/2019 and 12/31/2018, respectively due to a 14 to 1 forward split	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(135,837)	(134,037)
Total Equity	(107,758)	(105,958)
Total Liabilities and Equity (Deficit)	$1,017	$1,017

The accompanying notes are an integral part of these statements

XINDA International Corp.

Statements of Operations

(Unaudited)

	For the year ended December 31, 2019	For the year ended December 31, 2018

Revenues	$–	$–

Operating Expenses	1,800	27,474

Net Income (Loss) from Operations	(1,800)	(27,474)

Other Income (Expenses)
Interest Expense	–	–

Net Income (Loss) from Operations before Income Taxes	(1,800)	(27,474)

Tax Expense	–	–

Net Income (Loss)	$(1,800)	$(27,474)

Basic and Diluted Loss Per Share	(0.0000)	(0.0000)

Weighted average number of shares outstanding	5,857,500	5,857,500

The accompanying notes are an integral part of these statements

XINDA International Corp.

Statement of Shareholders' Equity

For the years ended December 31, 2019 and 2018 (Unaudited)

	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2017	25,957,300	$2,596	$25,483	$(106,563)	$(78,484)
Reverse stock split	(20,100,300)	–	–	–	–
Net Income for the year ended 12/31/2018	–	–	–	(27,474)	(27,474)
Balances December 31, 2018	5,857,000	$2,596	$25,483	$(134,037)	$(105,958)
Net Income for the year ended 12/31/2019	–	–	–	(1,800)	(1,800)
Balances December 31, 2019	5,857,000	$2,596	$25,483	$(135,837)	$(107,758)

The accompanying notes are an integral part of these statements

XINDA International Corp.

Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Cash flows from operating activities:
Net income (loss)	$(1,800)	$(27,474)
(Increase) decrease in tax liens	–	–
Increase (decrease) in accrued expenses	1,800	27,474
Increase (decrease) in deferred revenue	–	–
Net cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Net cash provided (used) by investing activities	–	–

Cash flows from financing activities:
Common stock issued	–	–
Proceeds from related party loans	–	–
Repayments to related party loans	–	–
Net cash provided (used) by financing activities	–	–

Increase in cash and equivalents	–	–

Cash and cash equivalents at beginning of period	1,017	1,017

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
None	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
None	$–	$–

The accompanying notes are an integral part of these statements

XINDA International Corp.

Notes to Financial Statements

As of December 31, 2019 and 2018

Note 1.       Organization, History and Business

Trimax Consulting, Inc. (“the Company”) was incorporated in Nevada on May 19, 2014. The Company was established for the purpose of real estate consulting and the purchasing of Tax Liens.

On March 16, 2017, pursuant to a stock purchase agreement between Oeshadebie Waterford. On May 8, 2017, the board of directors adopted an Amendment to its Articles of Incorporation changing the name of the Company to Xinda International Corp., and on June 9, 2017, the Financial Industry Regulatory Authority (“FINRA”) gave final approval for the name change and the ticker Symbol “XNDA”.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2019.

Investment in Real Property Tax Liens – The investments in real property tax liens are accounted for as investments in troubled debt and are carried at cost. Collection of interest, penalties and expense reimbursements is not certain and is recognized upon being realized. The Company has evaluated the collectability of the tax liens and believes the investments are realizable over time as the first position liens are secured by the related real property and the estimated fair value of the real property is in excess of the carrying value of the tax liens and the estimated cost to foreclose and sell the real property. Therefore no impairment was recognized on the tax liens as of December 31, 2019.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	12/31/2019	12/31/2018

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	12/31/2019	12/31/2018

Deferred tax assets
Net operating losses	$1,800	$27,474

Deferred tax liability
Net deferred tax assets	0	9,341
Less valuation allowance	(0)	(9,341)

Deferred tax asset - net valuation allowance	$0	$0

The Company has net operating losses and has $135,837 available to offset future income for income tax reporting purposes, which will expire in various years through 2024, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2018.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2019 and 2018, there were no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction.

We are not currently involved in any income tax examinations.

Note 4. Related Party Transactions

Oeshadebie Waterford has lent the company a net total of $500 to the company during the years ended December 31, 2016 and 2015. These funds have been used for working capital to date.

Note 5. Stockholders’ Equity Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. The Company recorded a 5 for 1 forward split on May 18, 2015. All prior periods have been restated to reflect this transaction. As of December 31, 2019 and 2018, the Company had 25,957,500 shares issued and outstanding.

Effective May 24, 2018 the Company intends to complete a 14-to-1 forward stock dividend of its stock. The Company has 5,857,500 shares issued and outstanding.

Note 6. Commitments and Contingencies Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income (Loss Per Share)

The following table sets forth the information used to compute basic and diluted net income per share attributable to Carbon Credit International, Inc. for the years ended December 31, 2019 and 2018.

	12/31/2019	12/31/2018

Net Income (Loss)	$(1,800)	$(27,474)

Weighted-average common shares outstanding - basic:

Weighted-average common stock equivalents	5,857,500	5,857,500

Stock options	–	–
Warrants	–	–
Convertible Notes	–	–

Weighted-average common shares outstanding - Diluted	5,857,500	5,857,500

Note 8 – Notes Payable

Notes payable consist of the following for the periods ended December 31, 2019 and 2018:

	12/31/2019	12/31/2018

Related party working capital note with no stated interest rate. Note is payable on demand.	$–	$–

Total Notes Payable	–	–

Less Current Portion	–	–

Long Term Notes Payable	$–	$–

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2019. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Amit Tripathi, age 51, President, Chief Executive Officer, Secretary and Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Dr. Amit Tripathi	2019	–	–	–	–	–
CEO, CFO	2018	–	–	–	–	–

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

Name of Beneficial Owners	Common Stock Beneficially Owned	Percentage (1)
Dr. Amit Tripathi 9190 W. Olympic Blvd., #324 Beverly Hills, CA 90212	200,000	3.41%
Directors and Officers as a group (1 person)	200,000	3.41%

(1) Based upon 5,857,500 issued and outstanding as of October 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Dr. Amit Tripathi. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Dr. Amit Tripathi owns 200,000 common shares (following the 14 for 1 forward split effective May 17, 2017) for which he paid $0.

Advances from related party

Oeshadebie Toelaram-Waterford, our former Chief Executive Officer and Director has extended a loan to the Company in the amount of $3,500. The loan has no maturity date and does not bear interest. Ms. Toelaram-Waterford will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. There exists no formal document or promissory note indicating the loan made by Ms. Toelaram-Waterford.

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

Audit Fees -	2019 - $ 0.00
2018 - $ 0.00

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

December 31, 2019 and 2018

Statements of Operations:

For the years ended December 31, 2019 and 2018

Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2019 and 201

Statements of Cash Flows:

For the years ended December 31, 2019 and 2018

Notes to Financial Statements

For the years ended December 31, 2019 and 2018

(a)(2) List of Financial Statement schedules included in Part IV hereof: None

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 11, 2020

/s/Dr. Amit Tripathi

By: Dr. Tripathi, Chief Executive Officer, Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Xinda International Corp.

(Registrant)

By: /s/ Dr. Amit Tripathi	Dated: May 11, 2020
Dr. Amit Tripathi
Chief Executive Officer, Chief Financial Officer

