Form 10-Q
period 2020-03-31
XINDA INTERNATIONAL CORP.
filed 2020-05-11
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

XINDA INTERNATIONAL CORP.

FORM 10-Q

Period Ended March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$67,108	$67,108
Due to related parties	41,667	41,667
Total current liabilities	108,775	108,775

Shareholders’ Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 issued and outstanding at March 31, 2020 and December 31, 2019	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(135,837)	(135,837)
Total Shareholders’ deficit	(107,758)	(107,758)
Total Liabilities and Shareholders’ Deficit	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three months ended March 31,	For the Three months ended March 31,
	2020	2019

Revenues	$–	$–

Operating Expenses	0	600

Net Loss from Operations before Income Taxes	(0)	(600)

Income Tax Expense	–	–

Net Loss	$(0)	$(600)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	5,857,500	5,857,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

Statement of Shareholders' Equity

For the year ended December 31, 2019 three months ended March 31, 2020 (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2018	5,957,500	$2,596	$25,483	$(134,037)	$(105,958)

Net Income for the year ended 12/31/2019	–	–	–	(1,800)	(1,800)
Balances December 31, 2019	5,857,500	$2,596	$25,483	$(135,837)	$(107,758)

Net loss for the three months ended March 31, 2020	–	–	–	–	–
Balance March 31, 2020	5,857,500	$2,596	$25,483	$(135,837)	$(107,758)

The accompanying notes are an integral part of these statements

XINDA INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months ended March 21, 2020	For the Three months ended March 31, 2019

Cash flows from operating activities:
Net loss	$(0)	$(600)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	0	600
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	–
Repayments to related party loans	–	–
Cash provided by financing activities	–	–

Increase (Decrease) in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of period	1,017	1,017

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$–
Operating expenses paid by related party	$–	$–

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

Effective January 18, 2020, Xinda International Corp. (“XNDA” or the “Company”) (OTCPNK: XNDA) entered into an asset purchase agreement with Tribal Rides, Inc., a private U.S. based company (“Tribal Rides”), to acquire a digital transportation enablement and enhancement platform (the “Platform”) which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers (the “Agreement”). The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

In exchange for the acquisition of the Platform from Tribal Rides, the Company will be providing as consideration the equivalent of approximately eighty-three percent (83%) of the issued and outstanding non-registered shares in the common stock of the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2019, have been omitted.

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $107,758 as of March 31, 2020 and has not generated any cash flows from operating activities for the three months ended March 31, 2020. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The related parties consist of the following:

Joe Grimes, the Company’s Director and CEO

Dr. Amit Tripathi, the Company’s former Director and CEO

Oeshadebie Waterford, the Company’s former President and former CEO;

Eng Wah Kung, the Company’s Former Director and former CEO;

Xinda Human Resources Sdn Bhd, 50% owned by Eng Wah Kung and 50% owned by Teck Siong Lim

Advances and loans from Related Parties

	March 31, 2020	December 31, 2019

Joe Grimes	$–	$–
Dr. Amit Tripathi	–	–
Total	$–	$–

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the three months ended March 31, 2020, the Company repaid no loans to related parties.

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

Effective January 18, 2020, Xinda International Corp. (“XNDA” or the “Company”) (OTCPNK: XNDA) entered into an asset purchase agreement with Tribal Rides, Inc., a private U.S. based company (“Tribal Rides”), to acquire a digital transportation enablement and enhancement platform (the “Platform”) which provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers (the “Agreement”). The Platform gives customers an app based experience while the acquired cloud-based Platform, provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The Platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

In exchange for the acquisition of the Platform from Tribal Rides, the Company will be providing as consideration the equivalent of approximately eighty-three percent (83%) of the issued and outstanding non-registered shares in the common stock of the Company.

Joe Grimes is the President, Chief Executive Officer, Secretary and Director of Tribal Rides. No family relationships exist between Joe Grimes and any of our other directors or executive officers. There are no arrangements between Joe Grimes and any other person pursuant to which Joe Grimes was nominated as a director, nor are there any transactions to which our company is or was a participant and in which Dr. Tripathi has a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Results of Operation for the Three and Three Months Ended March 31, 2020 and 2019

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $0 for the three months ended March 31, 2020, compared $600 for the three months ended March 31, 2019, a decrease of $600.

Net loss

Net loss for the three months ended March 31, 2020 was $0. For the three months ended March 31, 2019 was $600, the Company recorded net loss of 600.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
2Total Assets	1,017	1,017
Accumulated Deficit	(135,837)	(135,837)
Shareholders’ Equity (Deficit)	(107,758)	(107,758)
Working Capital (Deficit)	(107,758)	(107,758)

Net cash used in operating activities was $0 during the three months ended March 31, 2020, following the resulting no revenue being produced the three months ended March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension
101.DEF	Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xinda International Corp.

Date: May 11, 2020	By:	/s/ Joe Grimes
Joe Grimes
Chief Executive Officer

Date: May 11, 2020	By:	/s/ Joe Grimes
Joe Gimes
Chief Financial Officer

17