Form 10-Q
period 2020-06-30
XINDA INTERNATIONAL CORP.
filed 2020-07-20
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2020

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

Registrant’s Telephone Number, Including Area Code: +(855) 777-5666

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of July 20, 2020 was 5,857,500 shares.

XINDA INTERNATIONAL CORP.

FORM 10-Q

Period Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,017	$1,017
Investments	–	–
Total current assets	1,017	1,017
Total Assets	$1,017	$1,017
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$67,108	$67,108
Due to related parties	41,667	41,667
Total current liabilities	108,775	108,775
Shareholders' Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 issued and outstanding at June 30, 2020 and December 31, 2019	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(135,837)	(135,837)
Total Shareholders’ deficit	(107,758)	(107,758)
Total Liabilities and Shareholders’ Equity	$1,017	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Revenues	$–	$–	$–	$–

Operating Expenses	–	600	–	1,200

Net Loss from Operations before Income Taxes	–	(600)	–	(1,200)

Income Tax Expense	–	–	–	–

Net Loss	$–	$(600)	$–	$(1,200)

Basic and Diluted Net Loss Per Common Share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	5,857,500	5,857,500	5,857,500	5,857,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

Statement of Shareholders' Equity

For the six months ended June 30, 2020 (Unaudited) and for the year ended December 31, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2018	5,957,500	$2,596	$25,483	$(134,037)	$(105,958)

Net Income for the year ended 12/31/2019	–	–	–	(1,800)	(1,800)
Balances December 31, 2019	5,857,500	$2,596	$25,483	$(135,837)	$(107,758)

Net loss for the six months ended June 30, 2020	–	–	–	–	–
Balance June 30, 2020	5,857,500	$2,596	$25,483	$(135,837)	$(107,758)

The accompanying notes are an integral part of these statements

XINDA INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Cash flows from operating activities:
Net loss	$–	$(1,200)
Changes in operating assets and liabilities
Accrued expenses	–	1,200
Cash used in operating activities	–	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	–	–
Repayments to related party loans	–	–
Cash provided by financing activities	–	–

Increase (Decrease) in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of period	1,017	1,107

Cash and cash equivalents at end of period	$1,017	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$–	$–
Operating expenses paid by related party	$–	$–

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

Xinda International acquired the assets of Tribal Rides, Inc. in 2020 and is developing the software to bring this new technology to market. The company is currently working on changing the ticker symbol to RIDE in 2020.

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $107,158 as of June 30, 2020 and has not generated any cash flows from operating activities for the three months ended June 30, 2020. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Advances and loans from Related Parties

	June 30, 2020	December 31, 2019

Joe Grimes	$–	$–
Dr. Amit Tripathi	–	–
Total	$–	$–

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the tthree months ended June 30, 2020, the Company repaid no loans to related parties.

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

Results of Operation for the Three and Three Months Ended June 30, 2020 and 2019

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $0 for the three months ended June 30, 2020, compared $0 for the three months ended June 30, 2019, reflecting no change in expenses at this time.

Net loss

Net loss for the three months ended June 30, 2020 was $0. For the three months ended June 30, 2019 was $0, the Company recorded no activity during this time.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Total Assets	1,017	1,017
Accumulated Deficit	(135,837)	(135,837)
Shareholders’ Equity (Deficit)	(107,758)	(107,758)
Working Capital (Deficit)	(107,758)	(107,758)

Net cash used in operating activities was $0 during the three months ended June 30, 2020, following the resulting no revenue being produced the three months ended June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, such controls.

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

Xinda International Corp.

Date: July 20, 2020	By:	/s/ Joe Grimes
Joe Grimes
Chief Executive Officer

Date: July 20, 2020	By:	/s/ Joe Grimes
Joe Gimes
Chief Financial Officer

