Form 10-Q
period 2020-09-30
XINDA INTERNATIONAL CORP.
filed 2020-12-18
CIK 1624985

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2020

-OR-

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934

For the transaction period from ___________ to _________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 18, 2020 was 5,857,500 shares.

XINDA INTERNATIONAL CORP.

FORM 10-Q

Period Ended September 30, 2020

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

XINDA INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$–	$1,017
Investments	–	–
Total current assets	–	1,017
Total Assets	$–	$1,017

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$68,171	$67,108
Due to related parties	58,141	41,667
Total current liabilities	126,312	108,775

Shareholders' Deficit
Common stock, $0.0001 par value; 50,000,000 shares authorized, 5,857,500 issued and outstanding at September 30, 2020 and December 31, 2019	2,596	2,596
Additional paid in capital	25,483	25,483
Accumulated deficit	(154,391)	(135,837)
Total Shareholders’ deficit	(126,312)	(107,758)
Total Liabilities and Shareholders’ Deficit	$–	$1,017

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$–	$–	$–	$–

Operating Expenses	18,554	23,135	18,554	50,009

Net Loss from Operations before Income Taxes	(18,554)	(23,135)	(18,554)	(50,009)

Income Tax Expense	–	–	–	–

Net Loss	$(18,554)	$(23,135)	$(18,554)	$(50,009)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding; Basic and Diluted	5,857,500	5,857,500	5,857,500	5,857,500

The accompanying notes are an integral part of these unaudited financial statements.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2020 (Unaudited) and for the year ended December 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2018	5,957,500	$2,596	$25,483	$(134,037)	$(105,958)

Net Income for the year ended 12/31/2019	–	–	–	(1,800)	(1,800)
Balances December 31, 2019	5,857,500	$2,596	$25,483	$(135,837)	$(107,758)

Net loss for the nine months ended September 30, 2020	–	–	–	(18,554)	(18,554)
Balance September 30, 2020	5,857,500	$2,596	$25,483	$(154,391)	$(126,312)

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Cash flows from operating activities:
Net loss	$(18,554)	$(50,009)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses	17,537	50,009
Cash used in operating activities	(1,017)	–

Cash flows from investing activities:
Investment in land	–	–
Cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	0	0
Repayments to related party loans	0	0
Cash provided by financing activities	0	0

Increase (Decrease) in cash and cash equivalents	0	0

Cash and cash equivalents at beginning of period	1,017	1,017

Cash and cash equivalents at end of period	$–	$1,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

NON-CASH TRANSACTIONS
Net effect of assets distributed to and liabilities assumed by the former shareholder	$0	$0
Operating expenses paid by related party	$0	$0

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

Note 3. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $116,312 as of September 30, 2020, and has not generated any cash flows from operating activities for the three months ended September 30, 2020. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

Due to related parties consist of the following:

Advances and loans from Related Parties

	September 30, 2020	December 31, 2019

Joe Grimes	$58,141	$–
Total	$58,141	$–

The amounts due to related parties represent loans borrowed from related parties. They are unsecured, bear no interest and are repayable on demand. During the three months ended September 30, 2020, the Company repaid no loans to related parties.

XINDA INTERNATIONAL CORP.

(FORMERLY KNOWN AS TRIMAX CONSULTING, INC.)

Notes to Financial Statements

(Unaudited)

Office Furnished by Related Party

The Company’s executive office is located 9190 W. Olympic Blvd, #324, Beverly Hills, CA 90212. This office is furnished to the Company by Xinda Human Resources Sdn Bhd at no charge.

Service Provided by Related Party

One accounting consultant, who is a friend of former CEO, provided non-compensated book keeping and financial reporting services to the Company from March 2017 through September 2020.

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

Results of Operation for the Three and Three Months Ended September 30, 2019 and 2018

Capital and Sources of Liquidity

General and administrative expenses

General and administrative expenses were $600 for the three months ended September 30, 2019, compared to $23,135 for the three months ended September 30, 2018 a decrease of $22,535.

General and administrative expenses were $1,800 for the six months ended September 30, 2019, compared to $50,009 for the six months ended September 30, 2018 a decrease of $48,209.

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

The following table summarizes total assets, accumulated deficit, stockholders' deficit and working capital at September 30, 2019 and December 31, 2018.

	September 30, 2020	December 31, 2019
Total Assets	1,017	1,017
Accumulated Deficit	(135,837)	(134,037)
Shareholders’ Equity (Deficit)	(107,758)	(105,958)
Working Capital (Deficit)	(107,758)	(105,958)

Net cash used in operating activities was $0 during the three months ended September 30, 2019, following the resulting no revenue being produced the three months ended September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, such controls.

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

Xinda International Corp.

Date: December 18, 2020	By:	/s/ Joe Grimes
Joe Grimes
Chief Executive Officer

Date: December 18, 2020	By:	/s/ Joe Grimes
Joe Gimes
Chief Financial Officer

