Form 10-K
period 2020-12-31
Tribal Rides International Corp.
filed 2021-09-27
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-200344

Tribal Rides International Corp.

(Exact name of Registrant in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26060 Acero, Mission Viejo, CA	92691
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 434-7259

Xinda International Corp

(Former Name)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $43,950,000.

As of September 27, 2021, there were 36,057,500 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Factors that may cause differences between actual results and those contemplated by forward-looking statements may include, but are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to acquire customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

Although the forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as maybe be required by law, to update this Annual Report or otherwise make public statements updating our forward-looking statements.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to Tribal Rides International Corp., a Nevada corporation.

ii

PART I

ITEM 1.	BUSINESS

Tribal Rides International Corp., a Nevada corporation (the “Company”), was incorporated on May 19, 2014 as “Trimax Consulting, Inc.” On May 8, 2017, the Company changed its name to “Xinda International Corp.”

From incorporation through January 2020, the Company was principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

On January 18, 2020, the Company entered into an Asset Purchase Agreement with Tribal Rides, Inc., a Nevada corporation (“Tribal Rides”), pursuant to which the Company purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of the Company’s Common Stock. On February 24, 2021, the Company changed its name to “Tribal Rides International Corp.”

After the asset purchase, we are now engaged in a business that is in the research and development stage of disrupting current ride-sharing paradigms. We are a transportation technology company creating the future of personal mobility with a unique, patented focus on autonomous vehicles. We believe that the mobility ecosystem and marketplace we are creating, based upon our innovative patent and patent-pending technologies, will enable us to address current ridesharing demands and those of the rapidly emerging autonomous vehicle personal mobility market. We are focused on having a significant impact in the emerging self-driving car marketplace estimated at $3 trillion by 20301.

Our Principal Products or Services and Markets

We are developing a cloud-based Systems as a Solution (“SaaS”) interface for a comprehensive social network and mobile app. Our planned E-commerce module will enable users to create and manage their own highly personalized transportation experience; to form and/or join groups; collaborate on cost-saving strategies; find, schedule, obtain transportation services from within the groups in which they belong, and easily and securely conduct financial transactions.

We believe that the approximately fourteen million shared-ride drivers in the United States are possible customers for our SaaS services and software and they too may be able to move forward with the autonomous vehicles and their expanded scope of services.

Autonomous Driving Vehicle Global Market:

•	$819 million in 2019
•	$29 billion in 2021 – Forecasted
•	$2.195 billion in 2030 - Forecasted

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc)

•	$117 billion dollars in 2021 - Forecasted
•	$209 billion by 2025 – Forecasted; CAGR of 20.2%

The Autonomous vehicle market is projected to be approximately 15+ times that of the Shared-Ride and Taxi Market by 2030.2,3

__________

1https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030---
sale-of-autonomous-vehicles-is-forecast-to-reach-58-million-units-by-2030-301198944.html

2https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030---
sale-of-autonomous-vehicles-is-forecast-to-reach-58-million-units-by-2030-301198944.html

3 https://www.marketwatch.com/press-release/ride-sharing-market-size-soaring-at-cagr-of-2021-by-2026-2021-03-12

Environmental, Social and Governance

The world’s cities are expanding with a resulting suburban daily automobile commute that is un-scalable and over-crowding infrastructure. The average commuter spends nearly as much annually on vehicles, their maintenance and fuel as they do on housing. We believe that this is proving to be unsustainable both fiscally and environmentally.

While electric vehicles reduce some of the environmental burden, they do not improve our clogged roadways nor greatly reduce the cost burden of vehicle ownership. We believe the emergence of self-driving cars enhanced by our Unified Transportation Ecosystem and Marketplace will bring another wave of societal and environmental transformation, making carpooling safer, optimized and convenient resulting in fewer vehicles on the road, and a corresponding reduction in congestion and damaging emissions. We also believe that creating, developing and rewarding a cooperative community of users, developers and vendors through ownership stock grants will inspire loyalty to our platform, create a priority of use and commitment, and will provide for financial advancement while reducing the costs of vehicle use and ownership.

Distribution

We are developing a cloud-based Systems as a Solution (“SaaS”) interface for a comprehensive social network and mobile app. We plan to distribute our mobile app. through Android and Apple in the future.

Marketing

Although in its infancy, our marketing plan is to reach out through various social media outlets and to communicate directly with drivers and riders who will be interested our new and innovative features and functions for shared rides.

Status of Our Publicly Announced Products or Services

Our SaaS interface is still in the development stage.

Competition

We believe that our disruptive technology and ecosystem will compete with the current shared-ride provider community, specifically Uber and Lyft.

Intellectual Property

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

We currently own the following patents which have been issued and which are pending:

•	U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014
•	Pending U.S. application, published as US 2018/0366004 A1, claims priority to provisional application filed on Jan. 21, 2014
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019.

Government Regulation and Effects on Our Business

Once we have developed our products and services, we will operate in a particularly complex legal and regulatory environment. Our business will be subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, cybersecurity, data protection, intellectual property, competition, consumer protection, payments, labor and employment, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.

Employees

As of September 13, 2021, we had no employees. All work is currently being accomplished by sub-contractors.

ITEM 1A.	RISK FACTORS

Not applicable to “smaller reporting companies.”

ITEM 2.	PROPERTIES

Our current corporate offices are located at 26060 Acero, Mission Viejo, CA 92691. We have entered into a month-to-month agreement for lease of our corporate offices at a cost of $394 per month. Our telephone number is (949) 434-7259.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “XNDA.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High(1)	Low(1)
FISCAL YEAR ENDING DECEMBER 31, 2021	First	$6.10	$1.50
	Second	$4.02	$0.99

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020	First	$5.00	$5.00
	Second	$5.00	$5.00
	Third	$5.00	$5.00
	Fourth	$5.00	$5.00

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2019	First	$5.00	$5.00
	Second	$5.00	$5.00
	Third	$5.00	$5.00
	Fourth	$5.00	$5.00

____________________

(1) The first trade of our Common Stock did not occur until January 1, 2021.

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on September 27, 2021, we had approximately 18 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Olde Monmouth Stock Transfer Co Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

Dividends

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	–		–	–
Equity compensation plans not approved by security holders	300,000	(1)	$0.01	2,200,000	(2)
Total	300,000		$0.01	2,200,000

(1)	Effective June 20, 2020, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock, exercisable at $0.01 per share, with 100,000 options awarded to each of Messrs. Grimes, Prasad, and Ritacco.

(2)	Effective June 20, 2020, the Company approved and authorized the 2020 Stock Incentive Plan (the “Plan”), which authorized 2,500,000 shares of the Company’s Common Stock for future issuances under the Plan.

2020 Stock Incentive Plan

Effective June 20, 2020, the Board of Directors adopted the 2020 Stock Incentive Plan (the “Plan”). The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

The Plan is administered by our board of directors; however, the board of directors may designate administration of the Plan to a committee consisting of at least two independent directors. Only employees of our Company or of an “Affiliated Company”, as defined in the Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercisable more than ten years after the date it is granted. In the event of termination of employment for cause, the options terminate on the date of employment is terminated. In the event of termination of employment for disability or death, the optionee or administrator of optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any other reason other than for cause, disability or death, the optionee has 30 days to exercise his or her options.

The Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

There are 2,500,000 shares authorized for issuance under the Plan.

As of December 31, 2020, the Board had granted options to purchase 300,000 shares Common Stock under the Plan.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

The Company had no unreported sales of unregistered securities in the fourth quarter of 2020.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Factors that may cause differences between actual results and those contemplated by forward-looking statements and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	general market and economic conditions;
•	our ability to acquire customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

You should not rely on forward-looking statements in this document. This management’s discussion contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $178,753 as of December 31, 2020. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Intellectual Property

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our Patent asset over the remaining life of the Patent, which is approximately ten (10) years.

Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Common Stock Issued for Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

Trends and Uncertainties

Demand for our products is dependent on general economic conditions, which are cyclical in nature. Because a major portion of our activities are the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Impact of COVID-19

During the year 2020, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2020 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

Results of Operations for the Year Ended December 31, 2020 compared to the year ended December 31, 2019

For both years ended December 31, 2020 and 2019, we had no revenues.

Our operating expenses for the year ended December 31, 2020 were $37,296 compared to $22,600 or the year ended December 31, 2019. The 2019 period included $20,000 in professional fees for the issuance of common stock to consultants for assisting with the Tribal Rides asset purchase. In the 2020 period, we incurred the following expenses which we did not incur in the 2019 period: legal and accounting fees of $11,385, other professional fees of $8,625, filing fees of $3,088, rent of $4,740 telephone of $2,820 and advertising and promotion of $1,260.

Our other expense for the year ended December 31, 2020 consisted of interest expense of $2,000 which was the same for the year ended December 31, 2019. In addition, in the 2019 period we recorded a gain on the extinguishment of accounts payable of $620.

Our net loss for the year ended December 31, 2020 of $39,296 ($0.00 per share) compares to a net loss of $23,980 ($0.00 per share) in the previous year.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. As of December 31, 2020, we have no cash, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of December 31, 2020, we had no cash and total assets of $3,273 compared with no assets as of December 31, 2019. Our total liabilities increase in the 2020 period compared to 2019 by $38,932 due to increases in accounts payable and accrued liabilities as well as related party advances.

During the year ended December 31, 2020 we issued 25,000,000 shares of our common stock in connection with the Asset Purchase Agreement.

Cash Flows

During the years ended December 31, 2020 and 2019, we used no cash for operating activities. In addition, there were no cash flows from investing activities or financing activities in either the years ended December 31, 2020 or 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies include:

1.	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;
2.	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
3.	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
4.	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to public companies required to adopt these new requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to furnish information under this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Joseph Grimes, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Grimes, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020. Based on his evaluation, Mr. Grimes concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2020. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

During its evaluation, management noted certain matters involving internal control and its operation that we consider to be significant deficiencies or material weaknesses under standards of the Public Company Accounting Oversight Board (“PCAOB”). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We noted deficiencies involving lack of segregation of duties, lack of governance/oversight, and lack of internal control documentation that we believe to be material weaknesses.

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the following actions:

•	Separation of corporate responsibilities, e.g. CEO, CFO, Secretary, etc. to different key management individuals; and
•	Creation and adoption of a formal policy manual specifically dealing with financial controls.

We are committed to maintaining a strong internal control environment and we believe that these remediation efforts will represent significant improvements in our controls. Some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

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

Effective February 24, 2021, we filed an amendment to our Articles of Incorporation to change the name of the Company to “Tribal Rides International Corp.”

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Joseph Grimes	Chief Executive Officer, Chief Financial Officer, Director	January 18, 2020	63
Sanjay Prasad, Esq.	Director	June 1, 2020	55
Steven Ritacco	Director	June 1, 2020	56

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Joseph Grimes: Mr. Grimes has served as our Chief Executive Officer, Chief Financial Officer, and director since January 18, 2020. Mr. Grimes has over 20 years of executive and managerial level positions leading large teams who successfully executed complex business strategies. His notable achievements include launching new products and companies, and establishing new software development and manufacturing enterprises domestically and overseas. For 12 years, he was Founder and President of ISERA Group, where he directed efforts resulting in 12 Small Business Innovative Research Grants, managed 5 teams of software designers and developed sophisticated Decision Support Software Systems (DSSS) for Commercial, Military and Government sectors. He is the Founder and CEO of Tribal Rides, Inc from 2014 to present.

He has programming experience in OOP in C++ and VB with Access and SQL Server, DBMS.

Sanjay Prasad, Esq.: Mr. Prasad has served as a director since June 1, 2020. From July 2020 until the present, Mr. Prasad has been a partner at Appleton Luff, a boutique international law firm. From July 2013 until July 2020, Mr. Prasad was a principal at Prasad IP, PC., a law firm specializing in intellectual property.

Steven Ritacco: Mr. Ritacco has served as a director since June 1, 2020. From April 2001 until the present, Mr. Ritacco has served as President of KeptPrivate Inc./Proxemi. From September 2015 until March 2018, Mr. Ritacco served as Chief Technology Officer of Blue NRGY Group Ltd. Mr. Ritacco received an undergraduate degree from the University of Rhode Island.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Code of Ethics

We have not adopted a Code of Ethics. We have had minimal operations or business and have not generated any revenues and have limited members of management, including one sole executive officer. Due to this, we feel that the adoption of a Code of Ethics would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. At such time as we commence more significant business operations, the current officers and directors will recommend that such a code be adopted.

ITEM 11.	EXECUTIVE COMPENSATION

During the years ended December 31, 2020 and 2019, there was no compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to our Company.

In the future, we may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2020 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph Grimes	100,000	1,000(1)	100,000	1,000

(1)	The fair market value was deemed $0.01 per share.

Director Compensation

During the year ended December 31, 2020, there was no compensation awarded to, earned by, or paid to our directors for all services rendered in their capacities to our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of September 27, 2021. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 36,057,500 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 26060 Acero, Mission Viejo, CA 92691.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Joseph Grimes	25,000,000(2)	69.33%
Sanjay Prasad, Esq.	0	–
Steven Ritacco	0	–
Executive Officers, Named Executive Officers, and Directors as a Group (3 Persons)	25,000,000	69.33%
5% Beneficial Holders (Not Named Above)
Tribal Rides 25108 Marguerite Pkwy, Ste A 450 Mission Viejo, CA 92692	25,000,000	69.33%
GG Capital and Investment Corp 123 West Nye Lane #129 Carson Coty, NV 89706	2,000,000(6)	5.55%
Baywall Inc 140 Charles St, Suite 11D New York, NY 10014	2,200,000(7)	6.10%

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the September 27, 2021.
(2)	Mr. Grimes is the Chief Executive Officer of Tribal Rides.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of the Company’s Common Stock. Mr. Grimes, our CEO, is also the CEO of Tribal Rides. Mr. Grimes is also a shareholder of Tribal Rides.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not have adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Prasad and Ritacco would meet this standard, and therefore, would be considered to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2020 were $12,000 and $12,000 for the period ended December 31, 2019.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2020 and 2019.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2020 and 2019.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2020 and 2019.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furninshed Herewith
2.1 & 10.1	Asset Purchase Agreement dated January 18, 2020					X
3.1	Articles of Incorporation filed May 19, 2014	S-1/A	333-200344	3.1	1/30/15
3.2	Articles of Amendment filed May 8, 2017	8-K	333-200344	3.1	7/10/17
3.3**	Certificate of Amendment filed February 25, 2021
3.4	Bylaws	S-1	333-200344	3.2	11/18/14
4.1**	2020 Stock Incentive Plan					X
10.2**	Stock Option Agreement					X
31.1**	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2**	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1**	Section 1350 Certification of Principal Executive Officer					X
32.2**	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBAL RIDES INTERNATIONAL CORP.

Date: September 27, 2021	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Joseph Grimes	Director	September 27, 2021
Joseph Grimes

/s/ Sanjay Prasad	Director	September 27, 2021
Sanjay Prasad, Esq.

/s/ Steven Ritacco	Director	September 27, 2021
Steven Ritacco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribal Rides International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021

Diamond Bar, California

September 27, 2021

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

Noncurrent assets:
Patents, net	3,273	–
Total noncurrent assets	3,273	–
Total Assets	$3,273	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$26,584	$11,509
Note payable	40,000	40,000
Due to related party	23,857	–
Total current liabilities	90,441	51,509
Total Liabilities	90,441	51,509

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized; 36,057,500 and 11,057,500 shares issued and outstanding at December 31, 2020 and 2019, respectively	3,606	1,106
Additional paid-in capital	87,979	86,842
Accumulated deficit	(178,753)	(139,457)
Total Stockholders’ Deficit	(87,168)	(51,509)
Total Liabilities and Stockholders’ Deficit	$3,273	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Operating expenses:
Selling and marketing	$3,140	$–
General and administrative	34,156	22,600
Total operating expense	37,296	22,600

Operating loss	(37,296)	(22,600)

Other income (expense):
Interest expense	(2,000)	(2,000)
Gain on extinguishment of debt	–	620
Total other income (expense)	(2,000)	(1,380)

Loss before provision for income taxes	(39,296)	(23,980)

Provision for income taxes	–	–

Net loss	$(39,296)	$(23,980)

Weighted average shares basic and diluted	35,374,440	6,056,952

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2018	5,857,500	$586	$67,362	$(115,477)	$(47,529)
Shares issued for services	5,200,000	520	19,480	–	20,000
Net loss	–	–	–	(23,980)	(23,980)
Balance – December 31, 2019	11,057,500	1,106	86,842	(139,457)	(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	1,137	–	3,637
Net loss	–	–	–	(39,296)	(39,296)
Balance – December 31, 2020	36,057,500	$3,606	$87,979	$(178,753)	$(87,168)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(39,296)	$(23,980)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	–	20,000
Gain on extinguishment of debt	–	(620)
Amortization	364	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	15,076	4,600
Due to related parties	23,856	–
Net cash used in operating activities	–	–

Net change in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for Asset Purchase Agreement	$3,637	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

Organization and Business

We were incorporated on May 19, 2014 in the State of Nevada as Trimax Consulting, Inc. with an initial business plan of providing real estate consulting services and purchasing tax liens. On March 16, 2017, Newfield Global Holdings Limited acquired 25.0 million shares of our common stock representing 96.3% of our then outstanding shares. Upon election of a new Board of Directors and appointment of new management, we altered our business plan to provide end-to-end Human Resource services including recruitment, executive search, campus recruitment, training, and a complete range of Human Resource outsourcing solutions to clients. On May 8, 2017, we filed an Amendment to our Articles of Incorporation changing our name to Xinda International Corp. On February 24, 2021, we filed an Amendment to our Articles of Incorporation changing our name to Tribal Rides International Corp. Our ticker symbol is XNDA.

As reported in our Form 8-K dated January 18, 2020, we entered into an Asset Purchase Agreement (the “Agreement”) effective January 10, 2020 with Tribal Rides, Inc., a Nevada corporation (“TribalRides”), and the shareholders of TribalRides (the “Shareholders”). Under the Agreement, we agreed to purchase a majority of the assets of TribalRides, consisting of patent and patent pending technologies in the area of digital transformation of transportation, in exchange for the issuance of 25,000,000 shares of our common stock. See Note 3 for further information.

As a result of our asset purchase described above, we are now engaged, in the research and development stage, in the business of digital transformation of transportation. The digital transportation enablement and enhancement platform provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The platform gives customers an app-based experience and provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our Company’s year-end is December 31.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $178,753 as of December 31, 2020. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

The accompanying financial statements do not include any adjustments that might be necessary if our Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. There is no cash at December 31, 2020 or 2019.

Intellectual Property

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our Patent asset over the remaining life of the Patent, which is approximately ten (10) years.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	- Other inputs that are directly or indirectly observable in the marketplace.
Level 3	- Unobservable inputs which are supported by little or no market activity.

As previously noted, the fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Common Stock Issued for Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

Income Taxes

We account for income taxes in accordance with ASC 740 - Income Taxes, which requires us to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. Tax law and rate changes are reflected in income in the period such changes are enacted. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2020 and 2019, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Asset Purchase Agreement

As described in Note 1, we entered into the Agreement with TribalRides and its shareholders to purchase the patent and patent pending technologies owned by TribalRides in exchange for our Company’s issuance of 25,000,000 of our common shares. We have valued the shares issued in this transaction at the recorded value of the patent assets purchased which was $3,637 at the date of the transaction. See Note 4.

4.	Patents

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. The technologies involve anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

We currently own the following patents which have been issued and which are pending:

•	U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, published as US 2018/0366004 A1, claims priority to provisional application filed on Jan. 21, 2014; and
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019.

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the year ended December 31, 2020, we recorded patent amortization expense of $364.

5.	Related Parties Transactions

Due to Related Parties

The amount owed to related party as of December 21, 2020 totaling $23,857 represents advances from our CEO, Mr. Joe Grimes. The amount due to related party bears no interest, is unsecured and is repayable on demand.

Asset Purchase Agreement

The CEO and majority stockholder of TribalRides, Mr. Joe Grimes, is also now the CEO of our Company. As a result of the Agreement described in Note 3, Mr. Grimes is now beneficially the majority owner of our Company.

6.	Note Payable

On May 29, 2018, we issued a note payable to a service provider in the principal amount of $40,000. The note bears interest at 5% per annum and was repayable six months from the date of issue. The note continues to be outstanding but there are no default provisions in the note. During the years ended December 31, 2020 and 2019, we recorded interest expense of $2,000 which amounts are included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

7.	Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.0001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

As described in Note 3, during the year ended December 31, 2020, we issued 25,000,000 shares of our common stock to TribalRides and its shareholders in accordance with the Agreement.

During the year ended December 31, 2019, we issued 5,200,000 shares of our common stock to service providers and recorded a general and administrative expense in the amount of $20,000. The value of the stock issued was based on documentation supplied by the service providers for the value of the services provided.

2020 Stock Incentive Plan

Effective June 20, 2020, our Board of Directors adopted the 2020 Stock Incentive Plan (the “Plan”) authorizing a total of 2,500,000 shares of our common stock for future issuances under the Plan. Under the Plan, the exercise price of a granted option shall not be less than 100% of the fair market value on the date of grant (110% of the fair market value in the case of a 10% stockholder). Additionally, no option may be exercisable more than ten (10) years after the date it is granted (no more than five (5) years in the case of a 10% stockholder).

Stock Options

On June 20, 2020, we granted options to purchase 100,000 of our common shares to each of Messrs. Grimes, Prasad, and Ritacco, all Officers and/or Directors of our Company. The options are exercisable at $0.01 per share, expire five (5) years from the date of grant, and vest ratably beginning December 20, 2021 over the term of the option.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and resulted in a de minimis valuation. The assumptions used in determining the fair value of the stock options were as follows

December 31, 2020
Expected term in years	5 years
Risk-free interest rate	0.33%
Annual expected volatility	38.3%
Dividend yield	0.00%

Risk-free interest rate: We use the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the option grant.

Volatility: We estimate the expected volatility of the stock price based on the corresponding volatility of our historical stock price.

Dividend yield: We use a 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, beginning of period	–
Granted	300,000	$0.01	–
Outstanding, end of period	300,000	$0.01
Exercisable, end of period	–	$0.01	4.5	$–

8.	Income Taxes

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of December 31, 2020, we have net operating loss carryforwards, on a book basis, of $159,373 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2020 and 2019:

	2020	2019
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2020 and 2019:

	2020	2019
US federal statutory income tax rate	21.0%	21.0%
Stock issued for services	-2.8%	–
Gain on extinguishment of accounts payable	–	1.4%
Increase in valuation reserve	-18.2%	-22.4%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Net operating loss carry forwards	$33,468	$26,308
Less: valuation allowance	(33,468)	(26,308)
Net deferred tax assets	$–	$–

During the year ended December 31, 2020, the valuation reserve increased $7,160 compared to an increase of $2,058 during the year ended and December 31, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of December 31, 2020, that it was more likely than not the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns, but we plan on bringing our tax filings current as soon as is practical.

9.	Subsequent Event

Effective September 23, 2021, we entered into a Debt Settlement Agreement (the “Debt Agreement”) with the holder of the $40,000 note payable described in Note 6. Under the Debt Agreement, the noteholder agreed to accept $5,000 in full settlement of all amounts owed under the note if the $5,000 is paid within 60 days of the execution of the Debt Agreement.

