Form 10-Q
period 2021-03-31
Tribal Rides International Corp.
filed 2021-09-28
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 333-200344

Tribal Rides International Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26060 Acero, Mission Viejo, CA	92691
(Address of principal executive offices)	(Zip Code)

(949) 434-7259

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on September 27, 2021 was 36,057,500.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$10,749	$–
Total current assets	10,749	–
Patents, net	4,435	3,273
Total Assets	$15,184	$3,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$26,645	$26,584
Note payable	40,000	40,000
Due to related party	54,736	23,857
Total current liabilities	121,381	90,441
Total Liabilities	121,381	90,441

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized; 36,057,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	3,606	3,606
Additional paid-in capital	87,979	87,979
Accumulated deficit	(197,782)	(178,753)
Total Stockholders’ Deficit	(106,197)	(87,168)
Total Liabilities and Stockholders’ Deficit	$15,184	$3,273

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating expenses:
Selling and marketing	$500	$2,000
General and administrative	18,029	4,508
Total operating expense	18,529	6,508

Operating loss	(18,529)	(6,508)

Other income (expense)
Interest expense	(500)	(500)
Total other income (expense)	(500)	(500)

Loss before provision for income taxes	(19,029)	(7,008)

Provision for income taxes	–	–

Net loss	$(19,029)	$(7,008)

Weighted average shares basic and diluted	36,057,500	33,310,247

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021	36,057,500	$3,606	$87,979	$(197,782)	$(106,197)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	11,057,500	$1,106	$86,842	$(139,457)	$(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	1,137	–	3,637
Net loss	–	–	–	(7,008)	(7,008)
Balance – March 31, 2020	36,057,500	$3,606	$87,979	$(146,465)	$(54,880)

See accompanying Notes to unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(19,029)	$(7,008)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	123	91
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	60	1,500
Due to related party	30,880	5,417
Net cash provided by operating activities	12,034	–

Cash flows from investing activities:
Capital expenditures	(1,285)	–
Net cash used in investing activities	(1,285)	–

Net change in cash	10,749	–
Cash, beginning of period	–	–
Cash, end of period	$10,749	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for Asset Purchase Agreement	$–	$3,637

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

2.       Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Our Company’s year-end is December 31.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $197,782 as of March 31, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2021 and 2020, we had no potentially dilutive shares.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the three-month periods ended March 31, 2021 and 2020, we recorded patent amortization expense of $123 and $91, respectively.

5.      Related Parties Transactions

Due to Related Party

The amounts owed to related party totaling $54,736 and $23,857 as of March 31, 2021 and December 31, 2020, respectively, represent advances from our CEO, Mr. Joe Grimes. Amounts due to related party bear no interest, are unsecured and are repayable on demand.

Asset Purchase Agreement

The CEO and majority stockholder of TribalRides, Mr. Joe Grimes, is also now the CEO of our Company. As a result of the Agreement described in Note 3, Mr. Grimes is now beneficially the majority owner of our Company.

6.       Note Payable

On May 29, 2018, we issued a note payable to a service provider in the principal amount of $40,000. The note bears interest at 5% per annum and was repayable six months from the date of issue. The note continues to be outstanding but there are no default provisions in the note. During the three-month periods ended March 31, 2021 and 2020, we recorded interest expense of $500 and $500, respectively, which amounts are included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

7.       Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.0001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

As described in Note 3, during the three months ended March 31, 2020, we issued 25,000,000 shares of our common stock to TribalRides and its shareholders in accordance with the Agreement.

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

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2020	300,000	$0.01
Outstanding, March 31, 2021	300,000	$0.01
Exercisable, March 31, 2021	0	$0.01	4.2	$0

8.	Subsequent Event

Effective September 23, 2021, we entered into a Debt Settlement Agreement (the “Debt Agreement”) with the holder of the $40,000 note payable described in Note 6. Under the Debt Agreement, the noteholder agreed to accept $5,000 in full settlement of all amounts owed under the note if the $5,000 is paid within 60 days of the execution of the Debt Agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $197,782 as of March 31, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our Patent asset over the remaining life of the Patent, which is approximately 10 years.

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

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more-line items of our financial statements.

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three-months ended March 31, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three-Months Ended March 31, 2020

For both three months ended March 31, 2021 and 2020, we had no revenues.

Our operating expenses for the three months ended March 31, 2021 were $18,529 compared to $6,508 for the three months ended March 31, 2020. Operating expenses in the 2021 period were higher than in 2020 for the following categories: financial consulting (up $4,520), legal (up $5,590) and filing fees (up $2,648).

Other expense for the three months ended March 31, 2021 consisted of interest expense of $500 which was the same for the three months ended March 31, 2020.

Our net loss for the three months ended March 31, 2021 of $19,029 ($0.00 per share) compares to a net loss of $7,008 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. As of March 31, 2021, we have cash of $10,749, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

Balance Sheets

As of March 31, 2021, we had cash of $10,749 and total assets of $15,184 compared with no cash and total assets of $3,273 as of December 31, 2020. Our total liabilities increased during the three months ended March 31, 2021by $30,940 primarily due to increases in advances from our CEO.

During the three-months ended March 31, 2020 we issued 25,000,000 shares of our common stock in connection with the Asset Purchase Agreement.

Cash Flows

During the three months ended March 31, 2021, we generated cash of $12,034 from operating activities compared with zero during the comparable period in 2020. During the 2021 period, we used cash of $1,285 for expenditures related to our patents. There were no cash flows from investing activities in the comparable 2020 period. There were no cash flows from financing activities in either the three-months ended March 31, 2021 or 2020.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Joseph Grimes, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Grimes, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021. Based on his evaluation, Mr. Grimes concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
31.2*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Report.

**Furnished with this Report.

***To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tribal Rides International Corp.

Date: September 28, 2021	By	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

