Form 10-Q
period 2021-06-30
Tribal Rides International Corp.
filed 2021-09-28
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$3,700	$–
Total current assets	3,700	–
Equipment, net	1,207	–
Patents, net	4,312	3,273
Total Assets	$9,219	$3,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,926	$26,584
Notes payable	45,000	40,000
Due to related party	58,301	23,857
Total current liabilities	131,227	90,441
Total Liabilities	131,227	90,441

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized; 36,057,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	3,606	3,606
Additional paid-in capital	87,979	87,979
Accumulated deficit	(213,593)	(178,753)
Total Stockholders’ Deficit	(122,008)	(87,168)
Total Liabilities and Stockholders’ Deficit	$9,219	$3,273

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Operating expenses:
Selling and marketing expense	$1,700	$1,220	$2,200	$3,220
General and administrative expense	13,556	7,073	31,585	11,581
Total operating expense	15,256	8,293	33,785	14,801

Operating loss	(15,256)	(8,293)	(33,785)	(14,801)

Other income (expense):
Interest expense	(555)	(500)	(1,055)	(1,000)
Total other income (expense)	(555)	(500)	(1,055)	(1,000)

Loss before provision for income taxes	(15,811)	(8,793)	(34,840)	(15,801)

Provision for income taxes	–	–	–	–

Net loss	$(15,811)	$(8,793)	$(34,840)	$(15,801)

Weighted average shares basic and diluted	36,057,500	36,057,500	36,057,500	34,683,874

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021	36,057,500	3,606	87,979	(197,782)	(106,197)
Net loss				(15,811)	(15,811)
Balance – June 30, 2021	36,057,500	$3,606	$87,979	$(213,593)	$(122,008)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	11,057,500	$1,106	$86,842	$(139,457)	$(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	1,137	–	3,637
Net loss	–	–	–	(7,008)	(7,008)
Balance – March 31, 2020	36,057,500	3,606	87,979	(146,465)	(54,880)
Net loss				(8,793)	(8,793)
Balance – June 30, 2020	36,057,500	$3,606	$87,979	$(155,258)	$(63,673)

See accompanying Notes to unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash flows from operating activities:
Net loss	$(34,840)	$(15,801)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	263	182
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	1,341	2,200
Due to related party	34,445	13,419
Net cash provided by operating activities	1,209	–

Cash flows from investing activities:
Capital expenditures	(2,509)	–
Net cash used in investing activities	(2,509)	–

Cash flows from financing activities:
Proceeds from issuance of note payable	5,000	–
Net cash provided by financing activities	5,000	–

Net change in cash	3,700	–
Cash, beginning of period	–	–
Cash, end of period	$3,700	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for Asset Purchase Agreement	$–	$3,637

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $213,593 as of June 30, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

As described in Note 1, we entered into the Agreement with TribalRides and its shareholders to purchase the patent and patent pending technologies owned by TribalRides in exchange for our Company’s issuance of 25,000,000 of our common shares. We have valued the shares issued in this transaction at the recorded value of the patent assets purchased which was $3,637 at the date of the transaction. See Note 5.

4.	Equipment, net

During the six months ended June 30, 2021, we purchase a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $17 for the six months ended June 30, 2021. There was no depreciation in the 2020 period.

5.	Patents

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. The technologies involve anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the six-month periods ended June 30, 2021 and 2020, we recorded patent amortization expense of $246 and $182, respectively.

6.	Related Party Transactions

Due to Related Party

The amounts owed to related party totaling $58,301 and $23,857 as of June 30, 2021 and December 31, 2020, respectively, consist of advances from our CEO, Mr. Joe Grimes. Amounts due to related party bear no interest, are unsecured and are repayable on demand.

Asset Purchase Agreement

The CEO and majority stockholder of TribalRides, Mr. Joe Grimes, is also now the CEO of our Company. As a result of the Agreement described in Note 3, Mr. Grimes is now beneficially the majority owner of our Company.

7.	Notes Payable

On May 29, 2018, we issued a note payable to a service provider in the principal amount of $40,000. The note bears interest at 5% per annum and was repayable six months from the date of issue. The note continues to be outstanding but there are no default provisions in the note. During the six-month periods ended June 30, 2021 and 2020, we recorded interest expense of $1,000 and $1,000, respectively, which amounts are included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and is repayable six months from the date of issue. During the six months ended June 30, 2021, we recorded interest expense of $55 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

8.	Capital Stock

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

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2020	300,000	$0.01
Outstanding, June 30, 2021	300,000	$0.01
Exercisable, June 30, 2021	0	$0.01	4.0	$0

9.	Subsequent Event

Effective September 23, 2021, we entered into a Debt Settlement Agreement (the “Debt Agreement”) with the holder of the $40,000 note payable described in Note 7. Under the Debt Agreement, the noteholder agreed to accept $5,000 in full settlement of all amounts owed under the note if the $5,000 is paid within 60 days of the execution of the Debt Agreement.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $213,593 as of June 30, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three-months ended June 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

For both three months ended June 30, 2021 and 2020, we had no revenues.

Our operating expenses for the three months ended June 30, 2021 were $15,256 compared to $8,293 for the three months ended June 30, 2020. The increase in operating expenses in the 2021 period over the 2020 period was mainly the result of higher accounting fees.

Other expense for the three months ended June 30, 2021 consisted of interest expense of $555 versus $500 for the comparable period in 2020 on higher levels of debt.

Our net loss for the three months ended June 30, 2021 of $15,811 ($0.00 per share) compares to a net loss of $8,793 ($0.00 per share) in the previous period.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

For both six months ended June 30, 2021 and 2020, we had no revenues.

Our operating expenses for the six months ended June 30, 2021 were $33,785 compared to $14,801 for the six months ended June 30, 2020. Operating expenses in the 2021 period were higher than in 2020 for the following categories: financial consulting (up $4,520), legal (up $4,815), accounting (up$7,845) and filing fees (up $1,749).

Other expense for the six months ended June 30, 2021 consisted of interest expense of $1,055 versus $1,000 for the comparable period in 2020 on higher levels of debt.

Our net loss for the six months ended June 30, 2021 of $34,840 ($0.00 per share) compares to a net loss of $15,801 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. As of June 30, 2021, we have limited cash, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

Balance Sheets

As of June 30, 2021, we had cash of $3,700 and total assets of $9,219 compared with no cash and total assets of $3,273 as of December 31, 2020. Our total liabilities increased at June 30, 2021 by $40,786 compared to December 31, 2021 due to increases in notes payable and related party advances.

During the six months ended June 30, 2020 we issued 25,000,000 shares of our common stock in connection with the Asset Purchase Agreement.

Cash Flows

During the six months ended June 30, 2021, we generated cash of $1,209 for operating activities compared with zero during the comparable period in 2020. During the six months ended June 30, 2021, we used cash of $2,509 in investing activities ($1,285 for patent related expenditures and $1,224 for equipment purchases) and generated $5,000 in financing activities from the issuance of a note payable. There were no cash flows from investing or financing activities in during the six months ended June 30, 2020.

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

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s Chief Executive Officer, Joseph Grimes, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Grimes, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2021. Based on his evaluation, Mr. Grimes concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s most recent fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information

On June 10, 2021, we issued a promissory note to Step Well Advisory Ltd in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and is repayable six months from the date of issue.

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
10.1*	Promissory Note dated June 10, 2021 Issued to Step Well Advisory Ltd.
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

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

