Form 10-Q/A
period 2021-03-31
Tribal Rides International Corp.
filed 2021-09-30
CIK 1624985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on September 28, 2021.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Report.

**Furnished with this Report.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tribal Rides International Corp.

Date: September 30, 2021	By	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

4