Form 10-Q/A
period 2021-06-30
Tribal Rides International Corp.
filed 2021-10-04
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021 is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T and also to correct errors made in the original filing which are as follows: to eliminate “Item 5. Other Information.” from the Table of Contents and from “Part II—Other Information”; and to eliminate Exhibit 10.1 from the Exhibits Table.

1

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

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021	36,057,500	3,606	87,979	(197,782)	(106,197)
Net loss	–	–	–	(15,811)	(15,811)
Balance – June 30, 2021	36,057,500	$3,606	$87,979	$(213,593)	$(122,008)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	11,057,500	$1,106	$86,842	$(139,457)	$(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	1,137	–	3,637
Net loss	–	–	–	(7,008)	(7,008)
Balance – March 31, 2020	36,057,500	3,606	87,979	(146,465)	(54,880)
Net loss	–	–	–	(8,793)	(8,793)
Balance – June 30, 2020	36,057,500	$3,606	$87,979	$(155,258)	$(63,673)

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

4. Equipment, net

During the six months ended June 30, 2021, we purchased a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $17 for the six months ended June 30, 2021. There was no depreciation in the 2020 period.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tribal Rides International Corp.

Date: October 4, 2021	By	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

