Form 10-Q
period 2021-09-30
Tribal Rides International Corp.
filed 2021-11-15
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock on November 9, 2021 was 36,057,500.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$277	$–
Total current assets	277	–
Equipment, net	1,104	–
Patents, net	4,188	3,273
Total Assets	$5,569	$3,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$64,983	$26,584
Notes payable	45,000	40,000
Due to related party	80,254	23,857
Total current liabilities	190,237	90,441
Total Liabilities	190,237	90,441

Commitments and contingencies	–	–

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized; 36,057,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	3,606	3,606
Additional paid-in capital	87,979	87,979
Accumulated deficit	(276,253)	(178,753)
Total Stockholders’ Deficit	(184,668)	(87,168)
Total Liabilities and Stockholders’ Deficit	$5,569	$3,273

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Operating expenses:
Selling and marketing expense	$–	$60	$2,200	$3,280
General and administrative expense	61,908	2,226	93,493	13,807
Total operating expense	61,908	2,286	95,693	17,087

Operating loss	(61,908)	(2,286)	(95,693)	(17,087)

Other income (expense):
Interest expense	(752)	(500)	(1,807)	(1,500)
Total other income (expense)	(752)	(500)	(1,807)	(1,500)

Loss before provision for income taxes	(62,660)	(2,786)	(97,500)	(18,587)

Provision for income taxes	–	–	–	–

Net loss	$(62,660)	$(2,786)	$(97,500)	$(18,587)

Weighted average shares basic and diluted	36,057,500	36,057,500	36,057,500	35,145,091

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021	36,057,500	3,606	87,979	(197,782)	(106,197)
Net loss	–	–	–	(15,811)	(15,811)
Balance – June 30, 2021	36,057,500	3,606	87,979	(213,593)	(122,008)
Net loss	–	–	–	(62,660)	(62,660)
Balance – September 30, 2021	36,057,500	$3,606	$87,979	$(276,253)	$(184,668)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2019	11,057,500	$1,106	$86,842	$(139,457)	$(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	1,137	–	3,637
Net loss	–	–	–	(7,008)	(7,008)
Balance – March 31, 2020	36,057,500	3,606	87,979	(146,465)	(54,880)
Net loss	–	–	–	(8,793)	(8,793)
Balance June 30, 2020	36,057,500	3,606	87,979	(155,258)	(63,673)
Net loss	–	–	–	(2,786)	(2,786)
Balance September 30, 2020	36,057,500	$3,606	$87,979	$(158,044)	$(66,459)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(97,500)	$(18,587)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	490	273
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	38,399	2,700
Due to related party	56,399	15,614
Net cash used in operating activities	(2,214)	–

Cash flows from investing activities:
Capital expenditures	(2,509)	–
Net cash used in investing activities	(2,509)	–

Cash flows from financing activities:
Proceeds from issuance of note payable	5,000	–
Net cash provided by financing activities	5,000	–

Net change in cash	277	–
Cash, beginning of period	–	–
Cash, end of period	$277	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Shares issued for Asset Purchase Agreement	$–	$3,637

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

As a result of our asset purchase described above, we are now engaged in the business of digital transformation of transportation. The digital transportation enablement and enhancement platform provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The platform gives customers an app-based experience and provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $276,253 as of September 30, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of September 30, 2021 and 2020, we had no potentially dilutive shares.

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

During the six months ended September 30, 2021, we purchased a laptop computer. Depreciation is being calculated on a straight-line basis over a three-year period and was $120 for the nine months ended September 30, 2021. There was no depreciation in the 2020 period.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the nine-month periods ended September 30, 2021 and 2020, we recorded patent amortization expense of $370 and $273, respectively.

6.	Related Party Transactions

Due to Related Party

Amounts owed to related parties as of September 30, 2021 and December 31, 2020 consist of advances from our CEO, Mr. Joe Grimes. Amounts due to related parties bear no interest, are unsecured and are repayable on demand.

Asset Purchase Agreement

The CEO and majority stockholder of TribalRides, Mr. Joe Grimes, is also now the CEO of our Company. As a result of the Agreement described in Note 3, Mr. Grimes is now beneficially the majority owner of our Company.

7.	Notes Payable

On May 29, 2018, we issued a note payable to a service provider in the principal amount of $40,000. The note bears interest at 5% per annum and was repayable six months from the date of issue. The note continues to be outstanding but there are no default provisions in the note. During the nine-month periods ended September 30, 2021 and 2020, we recorded interest expense of $1,500 and $1,500, respectively, which amounts are included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities. Effective September 23, 2021, we entered into a Debt Settlement Agreement with the holder of this note payable. Under the settlement agreement, the noteholder agreed to accept $5,000 in full settlement of all amounts owed under the note if the $5,000 is paid within 60 days of the execution of the Debt Agreement. On November 11, 2021, we paid the noteholder $5,000 and we will account for this transaction as an extinguishment of debt in our fourth quarter.

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and is repayable six months from the date of issue. During the nine months ended September 30, 2021, we recorded interest expense of $307 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

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

On June 20, 2020, we issued options to purchase 100,000 of our common shares to each of Messrs. Grimes, Prasad, and Ritacco, all Officers and/or Directors of our Company. The options are exercisable at $0.01 per share which was deemed to be the fair market value at the date the options were granted.

8.	Subsequent Event

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 and we were provided $261,000 upon the Note’s execution. The Note matures on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrues interest at 10% per annum from the Issue Date and monthly interest payments are due at the beginning of each month. In the event the Note is extended for six months, the interest will accrue at 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

The Note is only convertible upon an event of default (as defined in the Note) and is then convertible, in whole or in part, into shares of the our common stock at a conversion price equal to the lesser of 90% multiplied by the lowest trading price (i) during the previous 20 trading day period ending on the Issue Date, or (ii) during the previous 20 trading day period ending on the date of conversion of the Note (the “Conversion Price”). The Conversion Price is subject to various adjustments, as specified in the Note.

While the Note is issued and outstanding, our Company is required at all times to have authorized and reserved five times the number of shares that are actually issuable upon full conversion of the Note (based on the Conversion Price of the Note in effect from time to time) (the “Reserved Amount”). If, at any time we do not maintain or replenish the Reserved Amount within three business days of the request of the Lender, the principal amount of the Note will increase by $5,000 per occurrence. If we fail to maintain our status as “DTC Eligible” for any reason, or, if the Conversion Price is less than $0.01 at any time after the Issue Date, the principal amount of the Note will be increased by $5,000 and the Conversion Price will be redefined to mean 50% multiplied by the Market Price (as defined in the Note), subject to adjustments (which includes an adjustment for anti-dilutive issuances). The Note and the SPA also contain various restrictions and grant to the Lender various rights.

Upon an Event of Default, the Note will become immediately due and payable, and our Company will pay to the Lender the Default Sum (as defined in the Note) or the Default Amount (as defined in the Note).

In addition to the issuance of the Note, we issued to the Lender, as a commitment fee, 1,320,000 shares of our common stock (the “Commitment Shares”). In addition to the issuance of the Commitment Shares, we issued to the Lender warrants to purchase 750,000 shares of our common stock (the “Warrants”). Each Warrant is immediately exercisable at $1.00 per share and expires three years from the Issue Date. The Warrants are subject to adjustments as provided in the warrant agreement.

At any time following the issuance of the Commitment Shares, the Lender may deliver to our Company a reconciliation statement showing the net proceeds actually received by the Lender from the sale of the Commitment Shares by the Lender and the shares issued upon the exercise of the Warrants (the “Reconciliation”). If, as the date of the Reconciliation, the Lender has not realized net proceeds from the sale of the Commitment Shares equal to at least $330,000, our Company will immediately take all required action necessary or required in order to cause the issuance of additional shares of our common stock to the Lender in an amount sufficient such that, when sold and the net proceeds are added to the net proceeds from previous sales of the Commitment Shares, the Lender will have received total net funds equal to $330,000.

If the Note is repaid in full on or prior to the initial maturity date (without extension), we will have the right to redeem 660,000 shares of the Commitment Shares for $0.25 per share. The Lender is subject to a leak-out provision for one year from the Issue Date that provides that it will not sell shares of our common stock greater than (i) 20,000 shares, or (ii) 20% of the average trading volume of our common stock for the five preceding trading days.

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

The accompanying financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $276,253 as of September 30, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Recently Issued Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position and result of operations.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three-months ended September 30, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

For both three months ended September 30, 2021 and 2020, we had no revenues.

Our operating expenses for the three months ended September 30, 2021 were $61,908 compared to $2,286 for the three months ended September 30, 2020. The increase in operating expenses in the 2021 period over the 2020 period was mainly attributable to our acquisition of the assets of Tribal Rides, Inc. as described in Note 3 to the accompanying financial statements. Operating expenses in 2021 were higher than in 2020 in the following categories: accounting fees (up $49,400), legal fees (up $7,183) and filing fees (up $2,234).

Other expense for the three months ended September 30, 2021 consisted of interest expense of $752 versus $500 for the comparable period in 2020 on higher levels of debt.

Our net loss for the three months ended September 30, 2021 of $62,660 ($0.00 per share) compares to a net loss of $2,786 ($0.00 per share) in the previous period.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

For both nine months ended September 30, 2021 and 2020, we had no revenues.

Our operating expenses for the nine months ended September 30, 2021 were $95,693 compared to $17,087 for the nine months ended September 30, 2020. The increase in operating expenses in the 2021 period over the 2020 period was mainly attributable to our acquisition of the assets of Tribal Rides, Inc. as described in Note 3 to the accompanying financial statements. Operating expenses in 2021 were higher than in 2020 in the following categories: accounting fees (up $57,245), legal fees (up $11,998), financial consulting (up$4,520) and filing fees (up $4,835).

Other expense for the nine months ended September 30, 2021 consisted of interest expense of $1,807 versus $1,500 for the comparable period in 2020 on higher levels of debt.

Our net loss for the nine months ended September 30, 2021 of $97,500 ($0.00 per share) compares to a net loss of $18,587 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. As of September 30, 2021, we have limited cash, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

On November 10, 2021, we entered into a Securities Purchase Agreement with a third party for the purchase of a Convertible Promissory Note in the principal amount of $290,000. See Note 8 to the accompanying financial statements for a detailed description of this transaction.

Balance Sheets

As of September 30, 2021, we had cash of $277 and total assets of $5,569 compared with no cash and total assets of $3,273 as of December 31, 2020. Our total liabilities increased at September 30, 2021 by $99,796 compared to December 31, 2020, mainly caused by increases in accounts payable and accrued liabilities and related party advances.

During the nine months ended September 30, 2020 we issued 25,000,000 shares of our common stock in connection with the Asset Purchase Agreement.

Cash Flows

During the nine months ended September 30, 2021, we used cash of $2,214 for operating activities compared with zero during the comparable period in 2020. During the nine months ended September 30, 2021, we used cash of $2,509 in investing activities ($1,285 for patent related expenditures and $1,224 for equipment purchases) and generated $5,000 in financing activities from the issuance of a note payable. There were no cash flows from investing or financing activities in during the nine months ended September 30, 2020.

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

Disclosure Controls and Procedures

Our Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. Grimes evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021. Based on his evaluation, Mr. Grimes concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits.

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tribal Rides International Corp.

Date: November 15, 2021	By	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

