Form 10-K
period 2021-12-31
Tribal Rides International Corp.
filed 2022-04-06
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56366

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $11,057,500.

As of March 21, 2022, there were 37,502,500 shares of the registrant’s Common Stock issued and outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements may include, but are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

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

Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014 as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.”

From incorporation through January 2020, we were principally engaged in the business of marketing an array of property tax lien services including (a) identifying property tax lien auctions and property tax liens for sale; (b) providing valuation services with regards to real property subject to property tax liens; and (c) providing consultative and advisory services to property tax lien investors in regards to purchasing property tax liens, servicing property tax liens and adjudicating property tax liens.

On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides, Inc., a Nevada corporation (“Tribal Rides”), pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of our Common Stock. On February 24, 2021, we changed our name to “Tribal Rides International Corp.”

After the asset purchase, we are now engaged in a business that is in the research and development stage of disrupting current ride-sharing paradigms. We are a transportation technology company creating the future of personal mobility with a unique, patented focus on autonomous vehicles. We believe that the mobility ecosystem and marketplace we are creating, based upon our innovative patent and patent-pending technologies, will enable us to address current ridesharing demands and those of the rapidly emerging autonomous vehicle personal mobility market. We are focused on having a significant impact in the emerging self-driving car marketplace.

Our Principal Products or Services and Markets

We are developing a cloud-based Systems as a Solution (“SaaS”) interface for a comprehensive social network and mobile application. Our planned E-commerce module will enable users to create and manage their own highly personalized transportation experience; to form and/or join groups; collaborate on cost-saving strategies; find, schedule, obtain transportation services from within the groups in which they belong, and easily and securely conduct financial transactions.

We believe that the approximately 10-14 million shared-ride drivers in the United States are possible customers for our SaaS services and software and they too may be able to move forward with the autonomous vehicles and their expanded scope of services.

Autonomous Driving Vehicle Global Market:

Autonomous vehicles are slowly gaining market share. While in 2019, there were some 31 million vehicles with at least some level of automation in operation worldwide, that number is expected to surpass 54 million in 2024. Correspondingly, the global autonomous car market is projected to grow as well. Although the market shrank by around 3% in 2020 due to the economic slowdown caused by the Covid-19 pandemic, it is forecast that between 2020 and 2023, the market will grow by almost 60%.[1]

Some estimate that the autonomous vehicle industry is expected to generate global revenue of $173 billion in the next three years and autonomous ride-sharing is widely seen as the next big step for the industry. The development of autonomous vehicles is set to generate global revenue of $173 billion dollars by 2023 with the ride-sharing market playing a primary role in the development and marketing of the technology.[2] The industry is forecasted to be $2.195 billion in 2030.

_________________________

1 https://www.statista.com/statistics/428692/projected-size-of-global-autonomous-vehicle-market-by-vehicle-type/

2 https://policyadvice.net/insurance/guides/self-driving-car-insurance/

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (Domestic)

•	$117 billion forecasted for 2021.
•	$220 billion forecasted by 2025; CAGR of 20.2%.
•	Smartphone penetration into the market is the key to industry businesses’ success.
•	A quarter of the U.S. population uses ride-sharing for transport at least once a month.
•	There are great differences between drivers in different segments of the industry.

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (International)

•	The global ride share market is projected to grow at a CAGR of 16.6% during the forecast period, from an estimated $85.8 billion in 2021 to $185.1 billion by 2026. Ride sharing services were the most preferred services before the pandemic, as they offered a convenient and cost-effective means of personal mobility with the help of a transportation network system.
•	The autonomous vehicle market is projected to be approximately 15+ times that of the Shared-Ride and Taxi Market by 2030.[3],[4]

Environmental, Social and Governance

The world’s cities are expanding with a resulting suburban daily automobile commute that is un-scalable and over-crowding infrastructure. The average commuter spends nearly as much annually on vehicles, their maintenance and fuel as they do on housing. We believe that this is proving to be unsustainable both fiscally and environmentally.

While electric vehicles reduce some of the environmental burden, they do not improve our clogged roadways nor greatly reduce the cost burden of vehicle ownership. We believe the emergence of self-driving cars enhanced by our Unified Transportation Ecosystem and Marketplace will bring another wave of societal and environmental transformation, making carpooling safer, optimized and convenient resulting in fewer vehicles on the road, and a corresponding reduction in congestion and damaging emissions. Furthering this benefit, we believe that our patented “Anticipatory Deployment” algorithms will help anticipate demand and may deploy cars in a more optimized and efficient manner than current methods.

We also believe that creating, developing and rewarding a cooperative community of users, developers and vendors through ownership stock grants will inspire loyalty to our platform, create a priority of use and commitment, and will provide for financial advancement while reducing the costs of vehicle use and ownership.

Distribution

We are developing a cloud-based SaaS shared-ride application and interface for a comprehensive social network and mobile application for both Drivers and Riders.

______________________________

3 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles-is-forecast-to-reach-58-million-units-by-2030-301198944.html

4 https://www.marketwatch.com/press-release/ride-sharing-market-size-soaring-at-cagr-of-2021-by-2026-2021-03-12

Our current plans are to release our Driver and Rider applications in three phases.

Phase 1 (February 2022): The first phase was the release of a Minimum Viable Product (“MVP”) for both approved drivers and riders which included GPS, routing, financial transaction capabilities, rider/driver selections and reservation, fixed fee and variable route costs, and will have various payment options. Although extremely functional, it will not include many planned, patent-pending and more complex algorithms. Both Driver and Rider applications were released on Apple and Android Operating systems and are available on the associated “stores.” Although both applications can be downloaded, only drivers approved by us will be able to participate in this first phase roll-out and only those located in Southern California. Our plan is to continuously update both applications with more of these feature enhancements and “bug fixes.”

Phase 2 (2nd Quarter 2022): Once the applications are “hardened” and additional feature sets incorporated, we will be releasing and encouraging new Drivers and Riders to use our applications within our Unified Transportation Ecosystem. Phase 2 will enable us to scale the application and transactions, better understand the driver and rider preferences, enhance the application, incorporate additional patent and patent-pending technologies, and to plan on additional transportation alternatives.

Phase 3: provides a stable and enhanced application for both Drivers and Riders, while planning for and incorporating next-generation self-driving car capabilities as well as other transportation alternatives.

Marketing

Although still in its infancy, our marketing plan successfully reached out through various social media outlets to communicate directly with drivers and riders who will be interested in our new and innovative features and functions for shared rides. We plan on continuing and enhancing these activities through 2022 and 2023.

Status of Our Publicly Announced Products or Services

Our SaaS interface is still in the development stage.

Competition

We believe that our disruptive technology and ecosystem has many unique capabilities, we will be competing with the current shared-ride provider community, both domestically and internationally. Although not a complete listing, the following are what we believe are our competition, which is comprised of the large shared ride companies, specifically: Uber, Lyft, Wingz, Gett, Getaround, BlaBlaCar, RelayRides, Ridejoy, and JustshareIt.

Intellectual Property

We have patents and pending applications directed to ride sharing including using artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. Our patents and  pending applications involve anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost.  We also have an application pending that describes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

Our current patent portfolio includes:

•	U.S. Patent 9,984,574, issued May 29, 2018, which claims priority to provisional application filed on Jan. 21, 2014;
•	U.S. Patent 11,217,101, issued January 4, 2022, which claims priority to a provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, unpublished, which claims priority to provisional application filed on Jan. 21, 2014; and
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019.

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

Employees

As of March 23, 2022, we had two full-time employees, Steven Ritacco and Donald Smith, respectively, and no part-time employees. The remainder of our work is currently being accomplished by sub-contractors.

ITEM 1A.	RISK FACTORS

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “XNDA.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2022	First	$1.07	$0.30

	Quarter	High(1)	Low(1)
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$6.10	$1.50
	Second	$4.02	$0.99
	Third	$1.50	$0.02
	Fourth	$1.50	$0.30

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2020	First	$5.00	$5.00
	Second	$5.00	$5.00
	Third	$5.00	$5.00
	Fourth	$5.00	$5.00

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

Holders

As of the close of business on March 21, 2022, we had approximately 33 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Olde Monmouth Stock Transfer Co Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	–		–	–
Equity compensation plans not approved by security holders	1,050,000	(1)(2)	$0.72	2,200,000	(3)
Total	1,050,000		$0.72	2,200,000

______________________

(1)	Effective June 20, 2020, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock, exercisable at $0.01 per share, with 100,000 options awarded to each of Messrs. Grimes, Prasad, and Ritacco.

(2)	On November 10, 2021, the Company issued warrants to purchase up to 750,000 shares of the Company’s Common Stock, exercisable at $1.00 per share to AJB Capital Investments, LLC pursuant to the Securities Purchase Agreement dated November 10, 2021.

(3)	Effective June 20, 2020, the Company approved and authorized the 2020 Stock Incentive Plan (the “Plan”), which authorized 2,500,000 shares of the Company’s Common Stock for future issuances under the Plan.

2020 Stock Incentive Plan

Effective June 20, 2020, the Board of Directors adopted the Plan. The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

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

As of December 31, 2021, the Board had granted options to purchase 300,000 shares Common Stock under the Plan.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

On June 1, 2021, we issued 125,000 shares of Common Stock to SRAX Inc. pursuant to the Platform Account Contract dated March 21, 2021. The securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of the securities.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers;
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. Through December 31, 2021, we have had no revenues, have incurred net losses, and have an accumulated deficit of $528,893 as of December 31, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Internal Use Software Development

We account for costs incurred to develop or purchase computer software for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software” or ASC 350-50 “Website Costs”. As required by ASC 350-40, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized on a straight-line basis over a period of five years, management’s estimate of the economic life. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our Patent asset over the remaining life of the Patent, which is approximately ten years.

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

Debt Issued with Common Stock/Warrants

Debt issued with common stock/warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. We record the relative fair value of common stock and warrants related to the issuance of debt as a debt discount or premium.  The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus and its variants (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the years ended December 31, 2020 and 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Year Ended December 31, 2021 compared to the year ended December 31, 2020

For both years ended December 31, 2021 and 2020, we had no revenues.

Our operating expenses for the year ended December 31, 2021 were $304,024 compared to $37,296 for the year ended December 31, 2020. In 2021 our professional fees increased a total of $94,616 over the 2020 period, primarily because of costs incurred in the initial audits and reviews of our annual and quarterly financial statements. Also included in the professional fees increase was a broker fee paid to a third party. Additionally, in the 2021 period, we incurred an expense of $166,000 related to the investor relations agreement with SRAX, Inc. as described in Note 10 to the accompanying financial statements. Finally, the following expenses were higher in 2021 than 2020: internet fees up $3,857 due to domain and website costs and filing fees up $5,360 due to filing requirements for our financial statements.

Our other income/expense for the year ended December 31, 2021 totaled $46,116 compared to $2,000 in the 2020 period. The 2021 year included debt discount amortization of $81,713 related to the convertible promissory note described in Note 7 to the accompanying financial statements. The 2021 period also included interest expense of $6,317 versus $2,000 in 2020, with the increase primarily related to the convertible promissory note referred to above. Finally, these expenses were offset by a gain on extinguishment of debt of $41,914 in connection with the payoff of the promissory note – service provider also discussed in Note 7.

Our net loss for the year ended December 31, 2021 of $350,140 ($0.01 per share) compares to a net loss of $39,296 ($0.00 per share) in the previous year.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. In 2021, we issued promissory notes to two lenders and received $249,450 in proceeds. As of December 31, 2021, we have $121,481 in cash, but we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute additional funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of December 31, 2021, we had cash of $121,481, a prepaid expense of $334,000 related to our transaction with SRAX, Inc. and total assets of $505,313 compared with no cash and total assets of $3,273 as of December 31, 2020. Our total liabilities increased in the 2021 period compared to 2020 by $107,730 due to increases in accounts payable and accrued liabilities, notes payable and related party advances.

During the year ended December 31, 2021, we issued 125,000 shares of our common stock to SRAX, Inc. in connection with our agreement for investor relations services. We also were committed to issue 1,320,000 of our common shares in connection with the convertible promissory note as described in Note 7 to the accompanying financial statements. In the December 31, 2020 year, we issued 25,000,000 shares of our common stock in connection with the Asset Purchase Agreement.

Cash Flows

In the year ended December 31, 2020, there were no cash flows from operating, investing, or financing activity.

During the year ended December 31, 2021, we used $75,675 in our operating activities. This use of cash was caused by our net loss of $350,140 offset to some degree by the total non-cash items of shares issued for services, amortization of debt discount, higher accounts payable and advances from related parties and the gain on extinguishment of debt. In the 2021 period, our investing activities used $47,294 primarily in connection with the development of our digital transportation platform. Our financing activities in 2021 produced cash of $244,450 from the convertible promissory note discussed in Note 7.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to furnish information under this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over financial reporting. The remediation plan will include the creation and adoption of a formal policy manual specifically dealing with financial controls.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Joseph Grimes	Chief Executive Officer and Director	January 18, 2020	64
Don Smith	Chief Financial Officer	-	58
Steven Ritacco	Director and Chief Technology Officer	June 1, 2020	57
Sanjay Prasad	Director	June 1, 2020	57

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Joseph Grimes: Mr. Grimes has served as our Chief Executive Officer and director since January 18, 2020. Mr. Grimes has over 20 years of executive and managerial level positions leading large teams who successfully executed complex business strategies. His notable achievements include launching new products and companies, and establishing new software development and manufacturing enterprises domestically and overseas. For 12 years, he was founder and President of ISERA Group, where he directed efforts resulting in 12 Small Business Innovative Research Grants, managed five teams of software designers and developed sophisticated Decision Support Software Systems (DSSS) for Commercial, Military and Government sectors. He is the Founder and CEO of Tribal Rides, Inc from 2014 to present.

He has programming experience in OOP in C++ and VB with Access and SQL Server, DBMS.

Don Smith: Mr. Smith has served as our Chief Financial Officer since November 18, 2021. From January 1998 to the present, Mr. Smith has served as President of Emerald Palms LLC Consulting and Professional Tax & Accounting. From January 2019 to February 2020, Mr. Smith served as Vice-President Sales and Business Development at Singlepoint, Inc. From October 2016 to October 2018, Mr. Smith served as Vice President, Chief Operating Officer, and a director of Smart Cannabis Inc. (OTC: SCNA).

Steven Ritacco: Mr. Ritacco has served as a director since June 1, 2020 and as our Chief Technology Officer since November 18, 2021. From April 2001 until the present, Mr. Ritacco has served as President of KeptPrivate Inc./Proxemi. From September 2015 until March 2018, Mr. Ritacco served as Chief Technology Officer of Blue NRGY Group Ltd. Mr. Ritacco received an undergraduate degree from the University of Rhode Island.

Sanjay Prasad: Mr. Prasad has served as a director since June 1, 2020. Mr. Prasad has served in a variety of roles as an attorney and advisor to companies around the world. From July 2020 until the present, Mr. Prasad has been a partner at Appleton Luff, a boutique international law firm. From July 2013 until July 2020, Mr. Prasad was a principal at Prasad IP, PC., a law firm specializing in intellectual property. Prior to that Mr. Prasad has served as chief patent counsel at Oracle Corporation and in various executive roles in intellectual property commercialization. Mr. Prasad received a law degree from the Syracuse University College of Law, and graduate and undergraduate degrees in computer and electrical engineering, respectively, from Boston University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission reports regarding initial ownership and changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

During the year ended December 31, 2021, each of our executive officers and directors had obligations to file Form 3s; however, none of the reports were filed.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and principal position	Year	Stock Awards ($)	Total ($)
Joseph Grimes, Chief Executive Officer	2021	0	0
	2020	1,000(1)	1,000

____________________

(1)	Effective June 20, 2020, the Company granted options to purchase 100,000 shares of the Company’s Common Stock, exercisable at $0.01 per share, to Mr. Grimes.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2021 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph Grimes	66,667	667(1)	66,667	667(1)

______________________

(1)	The fair market value was deemed $0.01 per share.

Director Compensation

Name	Year	Salary ($)	Total ($)
Steven Ritacco	2021	20,000(1)	20,000

____________________

(1)	$16,000 in monthly salary for November and December 2021 and $4,000 as a signing bonus.

During the year ended December 31, 2021, there was no compensation awarded to, earned by, or paid to our directors for all services rendered in their capacities to our Company.

CTO Employment Agreement

Effective November 17, 2021, we entered into an Employment Agreement with Steven Ritacco (the “CTO Agreement”), our Chief Technology Officer. Pursuant to the CTO Agreement, Mr. Ritacco is entitled to monthly cash compensation of $8,000 per month. In addition, beginning January 1, 2022, Mr. Ritacco will be awarded 1,000,000 shares of Common Stock of the Company annually for three years (the “CTO Shares”). The CTO Shares will vest monthly. The CTO Agreement may be terminated, for any reason, by either party upon written notice to the other party.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of March 21, 2022. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 37,838,832  shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 26060 Acero, Mission Viejo, CA 92691.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Joseph Grimes	21,612,833(2)	57.07%
Sanjay Prasad	1,433,333(3)	3.78%
Steven Ritacco	506,665(4)	1.33%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	23,886,163(5)	62.41%
5% Beneficial Holders (Not Named Above)
GG Capital and Investment Corp 123 West Nye Lane #129 Carson Coty, NV 89706	2,000,000	5.29%
Baywall Inc 140 Charles St, Suite 11D New York, NY 10014	2,200,000	5.81%
___________________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the March 21, 2022.

(2)	Includes 1,579,500 shares owned by Tribal Rides, Inc. of which Mr. Grimes is Chief Executive Officer. Also includes options to purchase 33,333 shares of the Company’s Common Stock which have vested.

(3)	Includes options to purchase 33,333 shares of the Company’s Common Stock which have vested.

(4)	Includes options to purchase 33,333 shares of the Company’s Common Stock which have vested. Also includes 166,666 shares which will vest within 60 days of March 21, 2022.

(5)	Includes 166,666 shares owned by Don Smith, our CFO. Also includes 166,666 shares awarded to Don Smith, our CFO, which will vest within 60 days of March 21, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “Item 11. Executive Compensation.” above.

Asset Purchase with Tribal Rides, Inc.

On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of the Company’s Common Stock. Mr. Grimes, our CEO, is also the CEO of Tribal Rides. Mr. Grimes is also a shareholder of Tribal Rides.

On January 13, 2022, Tribal Rides transferred 20,000,000 shares to Mr. Grimes.

CFO Employment Agreement

Effective November 17, 2021, we entered into an Employment Agreement with Don Smith (the “CFO Agreement”), our Chief Financial Officer. Pursuant to the CFO Agreement, Mr. Smith is entitled to monthly cash compensation of $3,500 per month. In addition, beginning January 1, 2022, Mr. Smith will be awarded 1,000,000 shares of Common Stock of the Company annually for three years (the “CFO Shares”). The CFO Shares will vest monthly. The CFO Agreement may be terminated, for any reason, by either party upon written notice to the other party.

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2021 were $28,000 and $12,000 for the period ended December 31, 2020.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2021 and 2020.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2021 and 2020.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2021 and 2020.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5854)

Balance Sheets at December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1 & 10.1	Asset Purchase Agreement dated January 18, 2020	10-K	333-200344	2.1 & 10.1	9/27/21
3.1	Articles of Incorporation filed May 19, 2014	S-1/A	333-200344	3.1	1/30/15
3.2	Articles of Amendment filed May 8, 2017	8-K	333-200344	3.1	7/10/17
3.3	Certificate of Amendment filed February 25, 2021	10-K	333-200344	3.3	9/27/21
3.4	Bylaws	S-1	333-200344	3.2	11/18/14
4.1	2020 Stock Incentive Plan	10-K	333-200344	4.1	9/27/21
4.2	Convertible Promissory Note Issued November 10, 2021 to AJB Capital Investments, LLC in the principal amount of $290,000	8-K	000-56366	4.1	11/19/21
10.2	Stock Option Agreement	10-K	333-200344	10.2	9/27/21
10.3*	Employment Agreement dated effective November 17, 2021 with Don Smith					X
10.4*	Employment Agreement dated effective November 17, 2021 with Steven Ritacco					X
10.5	Securities Purchase Agreement dated November 10, 2021 with AJB Capital Investments, LLC					X
10.6	Security Agreement dated November 10, 2021 with AJB Capital Investments, LLC					X
10.7	Common Stock Purchase Warrant dated November 10, 2021 Issued to AJB Capital Investments, LLC					X
10.8	Platform Account Contract dated March 21, 2021 with SRAX, Inc.					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1**	Section 1350 Certification of Principal Executive Officer					X
32.2**	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).					X

_________________

*Management contract or compensatory plan or arrangement.

**These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBAL RIDES INTERNATIONAL CORP.

Date: April 6, 2022	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: April 6, 2022	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Joseph Grimes	Chief Executive Officer and Director	April 6, 2022
Joseph Grimes

/s/ Don Smith	Chief Financial Officer	April 6, 2022
Don Smith

/s/ Sanjay Prasad	Director	April 6, 2022
Sanjay Prasad, Esq.

/s/ Steven Ritacco	Director, Chief Technology Officer	April 6, 2022
Steven Ritacco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribal Rides International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As discussed in Notes 7 to the financial statements, the Company had issued convertible promissory note in November of 2021. In addition to the note, the Company was obligated to issue to the lender 1,320,000 of commitment shares and warrant to issue 750,000 shares of common stock. Management evaluated the required accounting, significant estimates, and judgments around the valuation of the note. Management also allocated the proceeds of the note between the note, the commitment shares and the warrant in accordance with ASC 470-20.

Our principal audit procedures performed to address this critical audit matter included the following:

•	Inspected Board minutes and other appropriate documentation of authorization to assess whether the transactions were appropriately authorized;
•	Verified note amount, interest rate and maturity date to the supporting documentation and debt agreement, and examined terms and conditions of the note and confirmed the ending balance to the note holder;
•	Evaluated the management’s analysis on bifurcation of the convertible debt into debt, beneficial conversion feature and embedded derivatives;
•	Examined and tested the management’s analysis on the fair value model used, significant assumptions, and underlying data input used in the model ;
•	Examined the allocation of proceeds from convertible debt issued with commitment shares and warrant based on relative fair value; and
•	Considered the adequacy of the disclosures in the financial statements in relation to convertible debt.

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021

Diamond Bar, CA

April 6, 2022

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$121,481	$–
Prepaid expenses	334,000	–
Total current assets	455,481	–
Software and equipment, net	45,002	–
Patents, net	4,830	3,273
Total noncurrent assets	49,832	3,273
Total Assets	$505,313	$3,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$50,697	$26,584
Notes payable, net of debt discount	86,713	40,000
Due to related party	60,761	23,857
Total current liabilities	198,171	90,441
Total Liabilities	198,171	90,441

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 50,000,000 shares authorized; 36,182,500 and 36,057,500 shares issued and outstanding at December 31, 2021 and 2020, respectively	3,619	3,606
Common stock to be issued, 1,320,000 and zero shares at December 31, 2021 and 2020, respectively	132	–
Additional paid-in capital	832,284	87,979
Accumulated deficit	(528,893)	(178,753)
Total Stockholders’ Equity (Deficit)	307,142	(87,168)
Total Liabilities and Stockholders’ Equity (Deficit)	$505,313	$3,273

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Operating expenses:
Selling and marketing	$2,200	$3,140
General and administrative	301,824	34,156
Total operating expense	304,024	37,296

Operating loss	(304,024)	(37,296)

Other income (expense):
Interest expense	(6,317)	(2,000)
Amortization of debt discount	(81,713)	–
Gain on extinguishment of debt	41,914	–
Total other income (expense)	(46,116)	(2,000)

Loss before provision for income taxes	(350,140)	(39,296)

Provision for income taxes	–	–

Net loss	$(350,140)	$(39,296)

Weighted average shares basic and diluted	36,339,541	35,374,440

Weighted average basic and diluted loss per common share	$(0.01)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December 31, 2019	11,057,500	$1,106	–	$–	$86,842	$(139,457)	$(51,509)
Shares issued in connection with Asset Purchase Agreement	25,000,000	2,500	–	–	1,137	–	3,637
Net loss	–	–	–	–	–	(39,296)	(39,296)
Balance – December 31, 2020	36,057,500	3,606	–	–	87,979	(178,753)	(87,168)
Shares issued for services	125,000	13	–	–	499,987	–	500,000
Shares and warrant issuable with debt	–	–	1,320,000	132	244,318	–	244,450
Net loss	–	–	–	–	–	(350,140)	(350,140)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

(formerly XINDA INTERNATIONAL CORP.)

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(350,140)	$(39,296)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	166,000	–
Gain on extinguishment of debt	(41,914)	–
Amortization of software and equipment	735	364
Amortization of debt discount	81,713	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	31,026	15,076
Due to related parties	36,904	23,856
Net cash used in operating activities	(75,675)	–

Cash flows from investing activities:
Capital expenditures	(47,294)	–
Net cash used in investing activities	(47,294)	–

Cash flows from financing activities:
Proceeds from note payable – non-related	249,450	–
Repayment of note payable – non-related	(5,000)	–
Net cash from financing activities	244,450	–

Net change in cash	121,481	–
Cash, beginning of period	–	–
Cash, end of period	$121,481	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Debt discount on convertible promissory note	$244,450	$–
Shares issued for Asset Purchase Agreement	$–	$3,637

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

As a result of our asset purchase described above, we are now engaged, in the business of digital transformation of transportation. Our digital transportation enablement and enhancement platform, which is currently in development, provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The platform gives customers an app-based experience and provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our Company’s year-end is December 31.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $528,893 as of December 31, 2021. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. There was $121,481 in cash at December 31, 2021.

Internal Use Software Development

We account for costs incurred to develop or purchase computer software for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software” or ASC 350-50 “Website Costs”. As required by ASC 350-40, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized on a straight-line basis over a period of five years, management’s estimate of the economic life. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

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

Debt Issued with Common Stock/Warrants

Debt issued with common stock/warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. We record the relative fair value of common stock and warrants related to the issuance of debt as a debt discount or premium.  The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2021 and 2020, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Asset Purchase Agreement

As described in Note 1, we entered into the Agreement with Tribal Rides and its shareholders to purchase the patent and patent pending technologies owned by Tribal Rides in exchange for our Company’s issuance of 25,000,000 of our common shares. We have valued the shares issued in this transaction at the recorded value of the patent assets purchased which was $3,637 at the date of the transaction. See Note 5.

4.	Software and Equipment, net

Software and equipment, net consists of the following at December 31:

	2021	2020
Software for internal use	$44,000	$–
Equipment	1,224	–
	45,224	–
Less accumulated depreciation and amortization	(222)	–
	$45,002	$–

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the fourth quarter, we capitalized $44,000 of such costs representing costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, the costs will be amortized over a five-year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of a laptop computer.

Depreciation and amortization of software and equipment amounted to $222 for the year ended December 31, 2021. There was no comparable expense in 2020.

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

As of December 31, 2021 we owned the following patents which have been issued and which were pending:

•	U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, published as US 2018/0366004 A1, claims priority to provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, unpublished, which claims priority to provisional application filed on Jan. 21, 2014; and
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019.

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the years ended December 31, 2021 and 2020, we recorded patent amortization expense of $494 and $364, respectively.

6.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Joe Grimes	$55,594	$23,857
Sanjay Prasad	4,807	–
	$60,761	$23,857

Mr. Grimes is our CEO and Director as well as our largest shareholder. Mr. Grimes is also the majority owner of Tribal Rides from whom we purchased certain of our patent and patent pending technologies as discussed in Note 3.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the years 2021 and 2020 totaled $2,070 and zero, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amount charged for services for the years ended December 31, 2021 and 2020 totaled $20,000 and zero, respectively.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest is considered insignificant.

7.	Notes Payable

Notes payable consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Convertible promissory note	$290,000	$–
Less debt discount on amounts borrowed	(208,287)	–
Promissory note	5,000
Promissory note – service provider	–	40,000
Subtotal	86,713	40,000
Less current portion	(86,713)	(40,000)
Long-term portion	$–	$–

Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 has been recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note matures on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrues interest at 10% per annum from the Issue Date and monthly interest payments are due at the beginning of each month. In the event the Note is extended for six months, the interest will accrue at 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

The Note is convertible only upon an event of default (as defined in the Note) and is then convertible, in whole or in part, into shares of our common stock at a conversion price equal to the lesser of 90% multiplied by the lowest trading price (i) during the previous 20 trading day period ending on the Issue Date, or (ii) during the previous 20 trading day period ending on the date of conversion of the Note (the “Conversion Price”). The Conversion Price is subject to various adjustments, as specified in the Note. There has been no event of default to date.

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

In addition to the issuance of the Note, we were obligated to issue to the Lender, as a commitment fee, 1,320,000 shares of our common stock (the “Commitment Shares”). Along with the issuance of the Commitment Shares, we were required to issue to the Lender a warrant to purchase 750,000 shares of our common stock (the “Warrant”). All or any part of the Warrant is immediately exercisable at $1.00 per share and expires three years from the Issue Date. The Warrants are subject to adjustments as provided in the warrant agreement. The Commitment Shares and Warrant were issued in February 2022.

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

We allocated the proceeds of the Note between the Note, the Commitment Shares and the Warrant in accordance with ASC 470-20 and recorded an additional debt discount of $244,450 in connection with the transaction.

We are amortizing the debt discount over the six-month term of the Note resulting in amortization of $81,713 for the year ended December 31, 2021.

During the year ended December 31, 2021, we recorded interest expense of $4,028 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

Promissory Note

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and is repayable six months from the date of issue. The maturity date of the note was extended until June 10, 2022. During the year ended December 31, 2021, we recorded interest expense of $559 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities. This note is currently in default.

Promissory Note – Service Provider

On May 29, 2018, we issued a note payable to a service provider in the principal amount of $40,000. The note bears interest at 5% per annum and was repayable six months from the date of issue. Effective September 23, 2021, we entered into a Debt Settlement Agreement with the note holder in which the note holder agreed to accept $5,000 in full settlement of all amounts owed under the note if the $5,000 was paid withing 60 days of September 23, 2021. On November 11, 2021 we paid the note holder $5,000 and recorded a gain on extinguishment of debt in the amount of $41,914.

During the years ended December 31, 2021 and 2020, we recorded interest expense of $1,730 and $2,000, respectively, which amounts are included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

8.	Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.0001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders.

Common stock activity for the year ended December 31, 2021 was as follows:

1.	We issued 125,000 in connection with our agreement with SRAX, Inc. as described in Note 10.
2.	In connection with our issuance of the Convertible Promissory Note described in Note 7, we were committed to issue 1,320,000 shares. The shares were issued subsequent to December 31, 2021.

During the year ended December 31, 2020, we issued 25,000,000 shares of our common stock to Tribal Rides and its shareholders in accordance with the Agreement as described in Note 3.

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model and resulted in a de minimis valuation. The assumptions used in determining the fair value of the stock options were as follows:

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

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for the years ended December 31, 2021 and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	0	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Exercisable, end of period	100,002	$0.01	3.5	$0

Warrant

In connection with the transaction with the third-party lender discussed in Note 7, we issued the lender a three-year warrant to purchase 750,000 common shares at $1.00 per share. In allocating the proceeds of the Note between the Note, the Commitment Shares and the Warrant, we valued the Warrant using the Black-Scholes option pricing model and recorded a debt discount of $117,161 which is included in the total discount of $244,450 described in Note 7. The assumptions used in determining the fair value of the warrant were as follows:

December 31, 2021
Expected term in years	3 years
Risk-free interest rate	0.32%
Annual expected volatility	1,222.7%
Dividend yield	0.00%

Risk-free interest rate: We use the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the warrant grant.

Volatility: We estimate the expected volatility of the stock price based on the corresponding volatility of our historical stock price.

Dividend yield: We use a 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrant for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2021	0
Granted during 2021	750,000	$1.00
Outstanding, December 31, 2021	750,000	$1.00
Exercisable, end of period	–	$1.00	2.9	$0

9.	Income Taxes

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of December 31, 2021, we have net operating loss carryforwards, on a book basis, of $318,428 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2021 and 2020:

	2021	2020
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2021 and 2020:

	2021	2020
US federal statutory income tax rate	21.0%	21.0%
Stock issued for services	-9.9%	-2.8%
Gain on extinguishment of accounts payable	2.5%	–
Debt discount amortization	-4.9%	–
Other	-0.1%	–
Increase in valuation reserve	-8.6%	-18.2%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Net operating loss carry forwards	$66,870	$36,577
Less: valuation allowance	(66,870)	(36,577)
Net deferred tax assets	$–	$–

During the year ended December 31, 2021, the valuation reserve increased $30,293 compared to an increase of $7,160 during the year ended and December 31, 2020. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of December 31, 2021, that it was more likely than not the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns, but we plan on bringing our tax filings current as soon as is practical.

10.	Agreement

Platform Account Contract

Effective March 21, 2021, we entered into a Platform Account Contract agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX with 125,000 shares of our common stock, which shares were issued on June 1, 2021. We valued the shares at $500,000 which was the fair market value of our stock on the date of the agreement and recorded a prepaid expense for that amount.

The parties agreed that SRAX would begin providing the services in October 2021, as this would give our Company time to finalize the filing of public financial information and give SRAX time to review such information in order to most effectively communicate our Company’s story to the investing public.

For the year ended December 31, 2021, the value of the services provided by SRAX was $166,000 which is included as a general and administrative expense in the accompanying Statement of Operations.

Employment Agreement – Steve Ritacco

Effective November 17, 2021, we entered into an Employment Agreement with Steve Ritacco as our Chief Technology Officer. Under the agreement, Mr. Ritacco will receive monthly cash payments of $8,000 and, beginning January 1, 2022, will receive 1,000,000 shares of our common stock in each of the calendar years 2022, 2023 and 2024 so long as he continues to provide services as required under the agreement. The common stock compensation will vest monthly at the rate of 83,333 shares per month (1/12th of the total shares) and we will issue the vested shares to Mr. Ritacco every six months. Mr. Ritacco’s employment will be “at-will” and either party may terminate the Employment Agreement at any time, with or without cause, upon written notice.

Employment Agreement – Don Smith

Effective November 17, 2021, we entered into an Employment Agreement with Don Smith as our Chief Financial Officer. Under the agreement, Mr. Smith will receive monthly cash payments of $3,500 and, beginning January 1, 2022, will receive 1,000,000 shares of our common stock in each of the calendar years 2022, 2023 and 2024 so long as he continues to provide services as required under the agreement. The common stock compensation will vest monthly at the rate of 83,333 shares per month (1/12th of the total shares) and we will issue the vested shares to Mr. Smith every six months. Mr. Smith’s employment will be “at-will” and either party may terminate the Employment Agreement at any time, with or without cause, upon written notice.

11.	Subsequent Events

Stock and Warrant Issuance

As noted in Notes 7 and 12, subsequent to December 31, 2021 we issued a lender 1,320,000 of our common shares and a warrant to purchase 750,000 of our common shares as required under our agreements with the lender.

Employment Agreements

Subsequent to December 31, 2021, 250,000 shares of our common stock became vested to each of Messrs. Ritacco and Smith as required under their Employment Agreements described in Note 10 (a total of 500,000 shares). These shares will be issued to Messrs. Ritacco and Smith, along with any additional shares that become vested, effective June 30, 2022.

