Form 10-Q
period 2022-03-31
Tribal Rides International Corp.
filed 2022-05-23
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares issued and outstanding of the registrant’s common stock on May 20, 2022 was 37,502,500.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$29,780	$121,481
Prepaid expenses	23,373	334,000
Total current assets	53,153	455,481
Noncurrent assets:
Software and equipment, net	95,024	45,002
Patents, net	4,704	4,830
Total noncurrent assets	99,728	49,832
Total assets	$152,881	$505,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$43,762	$50,697
Deferred revenue	9	–
Notes payable, net of debt discount	230,912	86,713
Due to related parties	77,261	60,761
Total current liabilities	351,944	198,171
Total liabilities	351,944	198,171

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 50,000,000 shares authorized; 37,502,500 and 36,182,500 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3,751	3,619
Common stock to be issued, zero and 1,320,000 shares at March 31, 2022 and December 31, 2021, respectively	–	132
Additional paid-in capital	832,284	832,284
Accumulated deficit	(1,035,098)	(528,893)
Total stockholders’ equity (deficit)	(199,063)	307,142
Total liabilities and stockholders’ equity (deficit)	$152,881	$505,313

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Operating expenses:
Selling and marketing	$2,895	$500
General and administrative	351,614	18,029
Total operating expense	354,509	18,529

Operating loss	(354,509)	(18,529)

Other income (expense):
Interest expense	(7,497)	(500)
Amortization of debt discount	(144,199)	–
Total other income (expense)	(151,696)	(500)

Loss before provision for income taxes	(506,205)	(19,029)

Provision for income taxes	–	–

Net loss	$(506,205)	$(19,029)

Weighted average shares - basic	37,502,500	36,057,500
Weighted average shares - diluted	37,502,500	36,057,500

Loss per common share - basic	$(0.01)	$(0.00)
Loss per common share - diluted	$(0.01)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142
Shares issued with debt	1,320,000	132	(1,320,000)	(132)	–	–	–
Net loss	–	–	–	–	–	(506,205)	(506,205)
Balance – March 31, 2022 (Unaudited)	37,502,500	$3,751	–	$–	$832,284	$(1,035,098)	$(199,063)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	–	$–	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021 (Unaudited)	36,057,500	$3,606	–	$–	$87,979	$(197,782)	$(106,197)

See accompanying Notes to unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(506,205)	$(19,029)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	310,627	–
Depreciation and amortization of equipment and patents	358	123
Amortization of debt discount	144,199	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	(6,934)	60
Deferred revenue	9	–
Due to related parties	16,500	30,880
Net cash provided by operating activities	(41,446)	12,034

Cash flows from investing activities:
Capital expenditures	(50,255)	(1,285)
Net cash used in investing activities	(50,255)	(1,285)

Net change in cash	(91,701)	10,749
Cash, beginning of period	121,481	–
Cash, end of period	$29,780	$10,749

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Organization and Business

We were incorporated on May 19, 2014 in the State of Nevada as Trimax Consulting, Inc. with an initial business plan of providing real estate consulting services and purchasing tax liens. On March 16, 2017, Newfield Global Holdings Limited acquired 25.0 million shares of our common stock representing 96.3% of our then outstanding shares. Upon election of a new Board of Directors and appointment of new management, we altered our business plan to provide end-to-end Human Resource services including recruitment, executive search, campus recruitment, training, and a complete range of Human Resource outsourcing solutions to clients. On May 8, 2017, we filed an Amendment to our Articles of Incorporation changing our name to Xinda International Corp. On February 24, 2021, we filed an Amendment to our Articles of Incorporation changing our name to Tribal Rides International Corp. On February 23, 2022, we filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our ticker symbol. Until that change is made, our ticker symbol remains XNDA.

We are engaged in the business of digital transformation of transportation. The digital transportation enablement and enhancement platform provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ride-sharing service providers. The platform gives customers an app-based experience and provides service providers a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs. Our platform is presently undergoing beta testing and we hope to launch it in the second or third quarter of this year.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently are doing beta testing of our software and have minimal revenues. We have incurred net losses and have an accumulated deficit of $1,035,098 as of March 31, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities, deferred revenue and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

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

Revenue Recognition

At our inception, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer receives the service performed. Our revenue arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of the service and generally provide for transfer of control at the time payment for the service is received.

We exclude from the measurement of the transaction price, if applicable, all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales taxes which may be collected are not recognized as revenue but are included in accounts payable on the balance sheets as they would ultimately be remitted to governmental authorities. No such taxes have yet been charged or collected.

We have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. Our revenue arrangements are short-term in nature and do not have significant financing components, therefore we have not adjusted consideration.

During the three months ended March 31, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2022 and 2021, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and Equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Software for internal use	$92,000	$44,000
Equipment	3,479	1,224
	95,479	45,224
Less accumulated depreciation and amortization	(455)	(222)
Total	$95,024	$45,002

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the three months ended March 31, 2022, we capitalized $48,000 representing costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, the costs will be amortized over a five-year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of two computers.

Depreciation and amortization of software and equipment amounted to $232 for the three-month period ended March 31, 2022. There was no comparable expense in 2021.

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

As of March 31, 2022, we owned the following patents which have been issued and which were pending:

•	U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, published as US 2018/0366004 A1, claims priority to provisional application filed on Jan. 21, 2014;
•	Pending U.S. application, unpublished, which claims priority to provisional application filed on Jan. 21, 2014; and
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019

The software platform that underlies the patents have not created any material revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the three-month periods ended March 31, 2022 and 2021, we recorded patent amortization expense of $126 and $128, respectively.

5.	Related Party Transactions

Amounts owed to related parties consist of the following:

	March 31, 2022	December 31, 2021
Joe Grimes	$50,954	$55,594
Sanjay Prasad	4,807	4,807
Don Smith	5,500	–
KeptPrivate.com	16,000	–
Total	$77,261	$60,761

Mr. Grimes is our CEO and Director as well as our largest shareholder. Amounts owed Mr. Grimes are for monies he had advanced our Company or monies he has paid on our behalf.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. There were no amounts charged by Mr. Prasad in either of the three-month periods ended March 31, 2022 or 2021.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the three-month periods ended March 31, 2022 and 2021 totaled $10,500 and zero, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is our CTO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which he is to receive monthly cash payments of $8,000. Until such time as we implement a payroll program, Mr. Ritacco is invoicing us through his company KeptPrivate.com. His services are currently related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amounts charged by KeptPrivate.com for services for the three-month periods ended March 31, 2022 and 2021 totaled $24,000 and zero, respectively.

Amounts due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest is considered insignificant.

6.	Note Payable

Notes payable consists of the following:

	March 31, 2022	December 31, 2021
Convertible promissory note	$290,000	$290,000
Less debt discount on amounts borrowed	(64,088)	(208,287)
Promissory note	5,000	5,000
Subtotal – non-related parties	230,912	86,713
Less current portion	(230,912)	(86,713)
Long-term portion	$–	$–

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

In addition to the issuance of the Note, we were obligated to issue to the Lender, as a commitment fee, 1,320,000 shares of our common stock (the “Commitment Shares”). Along with the issuance of the Commitment Shares, we were required to issue to the Lender a warrant to purchase 750,000 shares of our common stock (the “Warrant”). All or any part of the Warrant is immediately exercisable at $1.00 per share and expires three years from the Issue Date. The Warrants are subject to adjustments as provided in the warrant agreement. The Warrant was issued in November 2021 and the Commitment Shares were issued in February 2022.

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

We are amortizing the debt discount over the six-month term of the Note resulting in amortization of $144,199 for the three months ended March 31, 2022.

During the three-month period ended March 31, 2022, we recorded interest expense of $7,250 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

Promissory Note

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and was repayable December 10, 2021, six months from the date of issue. We are currently negotiating a settlement with the note holder, but no agreement has been reached. As such, the note is currently in default. During the three months ended March 31, 2022, we recorded interest expense of $246 which is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

7.	Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.0001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders. In connection with our issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares. The shares were issued during the three months ended March 31, 2022.

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

Activity related to stock options for the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	300,000	$0.01
Granted – three months ended March 31, 2022	–	–
Exercised – three months ended March 31, 2022	–	–
Balance – March 31, 2022	300,000	$0.01		–
Exercisable – March 31, 2022	100,002	$0.01	3.2	$0

Warrant

In connection with the transaction with the third-party lender discussed in Note 6, we issued the lender a three-year warrant to purchase 750,000 common shares at $1.00 per share. Activity related to the warrant for the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	750,000	$1.00
Granted – three months ended March 31, 2022	–	–
Exercised – three months ended March 31, 2022	–	–
Balance – March 31, 2022	750,000	$1.00		–
Exercisable – March 31, 2022	750,000	$1.00	2.6	$0

8.	Agreements

Employment Agreement Addendums

Effective January 3, 2022, we executed an Addendum to Employment Agreements with Messrs. Smith and Ritacco revising the vesting schedule for their stock awards. Under the Addendums, the accrued shares now vest and will be issuable on July 1, 2022, so long as the employees are still employed with the Company.

SRAX, Inc.Agreement

Effective March 21, 2021, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX with 125,000 shares of our common stock, which shares were issued on June 1, 2021. We valued the shares at $500,000 which was the fair market value of our stock on the date of the agreement and recorded a prepaid expense for that amount.

The parties agreed that SRAX would begin providing the services in October 2021, as this would give our Company time to finalize the filing of public financial information and give SRAX time to review such information in order to most effectively communicate our Company’s story to the investing public.

For the three months ended March 31, 2022, the value of the services provided by SRAX was $310,627 which is included as a general and administrative expense in the accompanying Statement of Operations.

9.	Subsequent Event

Cancellation of Common Stock

Effective April 21, 2022 we entered into an agreement with a shareholder to cancel 2,000,000 shares they held. No consideration was paid for the cancellation of the shares.

Convertible Promissory Note

On May 10, 2022, the Convertible Promissory Note described in Note 6 was extended for six months and now matures on November 10, 2022.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. Through March 31, 2022, we have had nominal revenues, have incurred net losses, and have an accumulated deficit of $1,035,098. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Revenue Recognition

At our inception, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer receives the service performed. Our revenue arrangements with customers are predominantly short-term in nature involving a single performance obligation related to the delivery of the service and generally provide for transfer of control at the time payment for the service is received.

We exclude from the measurement of the transaction price, if applicable, all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales taxes which may be collected are not recognized as revenue but are included in accounts payable on the balance sheets as they would ultimately be remitted to governmental authorities. No such taxes have yet been charged or collected.

We have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. Our revenue arrangements are short-term in nature and do not have significant financing components, therefore we have not adjusted consideration.

During the three months ended March 31, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the three-months ended March 31, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three-Months Ended March 31, 2022 Compared to the Three-Months Ended March 31, 2021

We reported no revenue for either of the three-months periods ended March 31, 2022 or 2021. Our platform is presently undergoing beta testing and we hope to launch it in the second or third quarter of this year.

Our operating expenses for the three months ended March 31, 2022 were $354,509 compared to $18,529 for the three months ended March 31, 2021. In 2022, we incurred an expense of $310,627 related to the investor relations agreement with SRAX, Inc. as described in Note 8 to the accompanying financial statements. Also in 2022, our professional fees increased to a total of $23,047 over the 2021 period, primarily because of higher audit and legal costs and costs of a consultant under an employment agreement.

Our other income/expense for the three-months ended March 31, 2022 totaled $151,696 compared to $500 in the 2021 period. The 2022 period included debt discount amortization of $144,199 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $7,497 versus $500 in 2021, with the increase primarily related to the convertible promissory note referred to above.

Our net loss for the three months ended March 31, 2022 of $506,205 ($0.01 per share) compares to a net loss of $19,029 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. In 2021, we issued promissory notes to two lenders and received $249,450 in proceeds. As of March 31, 2022, we have $29,780 in cash, but we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute additional funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of March 31, 2022, we had cash of $29,780, a prepaid expense of $23,373 related to our transaction with SRAX, Inc. and total assets of $152,881 compared with cash of $121,481, a prepaid expense of $334,000 (related to SRAX) and total assets of $505,313 as of March 31, 2021. Our total liabilities increased in the 2022 period compared to 2021 by $153,773 principally due to the amortization of debt discount of $144,199, an increase of $9 in deferred revenue, an increase in related party advances of $16,500, offset by a decrease in accounts payable and accrued liabilities of $6,935.

Cash Flows

In the three-month periods ended March 31, 2022 and 2021, there were no cash flows from financing activity.

During the three months ended March 31, 2022, we used cash of $41,446 in our operating activities versus cash provided of $12,034 in the 2021 period. This use of cash in the 2022 period was caused by our net loss of $506,196 offset to some degree by the total non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities, deferred revenue and advances from related parties. In the 2021 period, our net loss of $19,029 was more than offset by an increase in related party advances.

Our investing activities used $50,255 in cash in the three-month period in 2022 primarily related to costs incurred in the development of our digital transportation platform. In the 2021 period, we used cash of $1,285 for the purchase of a computer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBAL RIDES INTERNATIONAL CORP.

Date: May 23, 2022	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

