Form 10-Q
period 2022-06-30
Tribal Rides International Corp.
filed 2022-08-15
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock on August 9, 2022 was 35,502,500.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$438	$121,481
Prepaid expenses	–	334,000
Total current assets	438	455,481
Noncurrent assets:
Software and equipment, net	130,735	45,002
Patents, net	6,992	4,830
Total noncurrent assets	137,727	49,832
Total assets	$138,165	$505,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$77,770	$50,697
Deferred revenue	9	–
Notes payable, net of debt discount	295,000	86,713
Due to related parties	110,441	60,761
Total current liabilities	483,220	198,171
Total liabilities	483,220	198,171

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 50,000,000 shares authorized; 35,502,500 and 36,182,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,551	3,619
Common stock to be issued, zero and 1,320,000 shares at June 30, 2022 and December 31, 2021, respectively	–	132
Additional paid-in capital	832,484	832,284
Accumulated deficit	(1,181,090)	(528,893)
Total stockholders’ equity (deficit)	(345,055)	307,142
Total liabilities and stockholders’ equity (deficit)	$138,165	$505,313

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Operating expenses:
Selling and marketing expense	$61	$1,700	$2,956	$2,200
General and administrative expense	74,263	13,556	425,877	31,585
Total operating expense	74,324	15,256	428,833	33,785

Operating loss	(74,324)	(15,256)	(428,833)	(33,785)

Other income (expense)
Interest expense	(7,580)	(555)	(15,077)	(1,055)
Amortization of debt discount	(64,088)	–	(208,287)	–
Total other income (expense)	(71,668)	(555)	(223,364)	(1,055)

Loss before provision for income taxes	(145,992)	(15,811)	(652,197)	(34,840)

Provision for income taxes	–	–	–	–

Net loss	$(145,992)	$(15,811)	$(652,197)	$(34,840)

Weighted average shares basic and diluted	35,964,038	36,057,500	36,729,019	36,057,500

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142
Shares issued with debt	1,320,000	132	(1,320,000)	(132)	–	–	–
Net loss	–	–	–	–	–	(506,205)	(506,205)
Balance – March 31, 2022 (Unaudited)	37,502,500	3,751	–	–	832,284	(1,035,098)	(199,063)
Cancelled shares	(2,000,000)	(200)	–	–	200	–	–
Net loss	–	–	–	–	–	(145,992)	(145,992)
Balance – June 30, 2022 (Unaudited)	35,502,500	$3,551	–	$–	$832,484	$(1,181,090)	$(345,055)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	–	$–	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021 (Unaudited)	36,057,500	3,606	–	–	87,979	(197,782)	(106,197)
Net loss	–	–	–	–	–	(15,811)	(15,811)
Balance – June 30, 2021 (Unaudited)	36,057,500	$3,606	–	$–	$87,979	$(213,593)	$(122,008)

See accompanying Notes to unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(652,197)	$(34,840)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	334,000	–
Depreciation and amortization of equipment and patents	840	263
Amortization of debt discount	208,287	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	27,073	1,341
Deferred revenue	9	–
Due to related parties	49,680	34,445
Net cash provided by operating activities	(32,308)	1,209

Cash flows from investing activities:
Capital expenditures	(88,735)	(2,509)
Net cash used in investing activities	(88,735)	(2,509)

Cash flows from financing activities:
Proceeds from issuance of note payable	–	5,000
Net cash provided by financing activities	–	5,000

Net change in cash	(121,043)	3,700
Cash, beginning of period	121,481	–
Cash, end of period	$438	$3,700

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Business

Organization and Business

We were incorporated on May 19, 2014 in the State of Nevada as Trimax Consulting, Inc. with an initial business plan of providing real estate consulting services and purchasing tax liens. On March 16, 2017, Newfield Global Holdings Limited acquired 25.0 million shares of our common stock representing 96.3% of our then outstanding shares. Upon election of a new Board of Directors and appointment of new management, we altered our business plan to provide end-to-end Human Resource services. On May 8, 2017, we filed an Amendment to our Articles of Incorporation changing our name to Xinda International Corp. On February 24, 2021, we filed an Amendment to our Articles of Incorporation changing our name to Tribal Rides International Corp. On February 23, 2022, we filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our ticker symbol. Until that change is made, our ticker symbol remains XNDA.

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

Although we have made progress on our platform, it is continuing to undergo beta testing and we hope to launch the next phase of release later this year. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using the Paypal financial transaction features to supplement our current Stripe capabilities.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently are doing beta testing of our software and have minimal revenues. We have incurred net losses and have an accumulated deficit of $1,181,090 as of June 30, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities, deferred revenue and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

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

During the six months ended June 30, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. For the periods ended June 30, 2022 and 2021, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and Equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Software for internal use	$128,000	$44,000
Equipment	3,479	1,224
	131,479	45,224
Less accumulated depreciation and amortization	(744)	(222)
Total	$130,735	$45,002

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the six months ended June 30, 2022, we capitalized $96,000 representing costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, the costs will be amortized over a five-year period, which is the expected useful life. Once launched, additional costs to maintain the software will be expensed.

Equipment consists of two computers.

Depreciation and amortization of software and equipment for the six-month periods ended June 30, 2022 and 2021 amounted to $522 and $17, respectively.

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

As of June 30, 2022, we owned the following patents which have been issued and which were pending:

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

The software platform that underlies the patents have not created any material revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the six-month periods ended June 30, 2022 and 2021, we recorded patent amortization expense of $318 and $246, respectively.

5.	Related Party Transactions

Amounts owed to related parties consist of the following:

	June 30, 2022	December 31, 2021
Joe Grimes	$71,154	$55,594
Sanjay Prasad	7,287	4,807
Don Smith	16,000	–
KeptPrivate.com	16,000	–
Total	$110,441	$60,761

Mr. Grimes is our CEO and Director as well as our largest shareholder. Amounts owed Mr. Grimes are for monies he had advanced our Company or monies he has paid on our behalf.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. During the six months ended June 30, 2022 and 2021, Mr. Prasad charged us $2,480 and $1,285, respectively, for his services.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the three-and six-month periods ended June 30, 2022 totaled $10,500 and $21,000, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is our CTO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which he is to receive monthly cash payments of $8,000. Until such time as we implement a payroll program, Mr. Ritacco is invoicing us through his company KeptPrivate.com. His services are currently related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amounts charged by KeptPrivate.com for services for the three-and six-month periods ended June 30, 2022 totaled zero and $24,000, respectively.

Amounts due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest is considered insignificant.

6.	Note Payable

Notes payable consists of the following:

	June 30, 2022	December 31, 2021
Convertible promissory note	$290,000	$290,000
Less debt discount on amounts borrowed	–	(208,287)
Promissory note	5,000	5,000
Subtotal – non-related parties	295,000	86,713
Less current portion	(295,000)	(86,713)
Long-term portion	$–	$–

Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 has been recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note matures on May 10, 2022, subject to a six-month extension at our Company’s request. On May 22, 2022, the Note was extended for six months and now matures on November 10, 2022. The Note accrues interest at 10% per annum from the Issue Date and monthly interest payments are due at the beginning of each month. In the event the Note is extended for six months, the interest will accrue at 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

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

We are amortizing the debt discount over the original six-month term of the Note resulting in amortization for the three and six months ended June 30, 2022 of $64,088 and $208,287, respectively.

During the three-and six-month periods ended June 30, 2022, we recorded interest expense of $7,331 and $14,581, respectively. The accrued but unpaid interest is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

Promissory Note

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and was repayable December 10, 2021, six months from the date of issue. We are currently negotiating a settlement with the note holder, but no agreement has been reached. As such, the note is currently in default. During the three and six months ended June 30, 2022, we recorded interest expense of $249 and $496, respectively. The accrued but unpaid interest is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

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

Cancellation of Common Stock

Effective April 21, 2022 a shareholder agreed to cancel 2,000,000 shares they held. No consideration was paid for the cancellation of the shares. We recorded the cancellation to additional paid-in capital in the amount of $200 based on the par value of the common stock.

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

Activity related to stock options for the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	300,000	$0.01
Granted – six months ended June 30, 2022	–	–
Exercised – six months ended June 30, 2022	–	–
Balance – June 30, 2022	300,000	$0.01
Exercisable – June 30, 2022	100,002	$0.01	3.0	$0

Warrant

In connection with the transaction with the third-party lender discussed in Note 6, we issued the lender a three-year warrant to purchase 750,000 common shares at $1.00 per share. Activity related to the warrant for the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	750,000	$1.00
Granted – six months ended June 30, 2022	–	–
Exercised – six months ended June 30, 2022	–	–
Balance – June 30, 2022	750,000	$1.00
Exercisable – June 30, 2022	750,000	$1.00	2.4	$0

8.	Agreements

Employment Agreement Addendums

On November 17, 2021 we entered into employment agreements with our Chief Financial Officer “CFO”) and Chief Technology Officer (“CTO”). Under the agreements, it was agreed that the CFO and the CTO, beginning January 1, 2022, would each receive 1,000,000 shares of our common stock as stock awards in each of the calendar years 2022, 2023 and 2024 so long as they continued to provide services as required under the employment agreements. The shares were to accrue and vest monthly. Effective January 3, 2022, we executed an Addendum to Employment Agreements with the CFO and the CTO revising the vesting schedule for their stock awards. Under the Addendums, the shares accrued for the period January 1, 2022 through June 30, 2022 (500,000 shares for each of the CFO and CTO) now vest and will be issuable effective July 1, 2022. During the third quarter of 2022, we will record a general and administrative expense in the amount of the fair market value of the vested shares. The shares have not yet been issued.

SRAX, Inc. Agreement

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

For the three months and six months ended June 30, 2022, the value of the services provided by SRAX was $23,373 and $334,000, respectively, which amounts are included as a general and administrative expense in the accompanying Statement of Operations.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. Through June 30, 2022, we have had nominal revenues, have incurred net losses, and have an accumulated deficit of $1,181,090. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

During the six months ended June 30, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the six-months ended June 30, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three-Months Ended June 30, 2022 Compared to the Three-Months Ended June 30, 2021

We reported no revenue for the three-month periods ended June 30, 2022 or 2021. Although we have made progress on our platform, it is continuing to undergo beta testing and we hope to launch the next phase of release later this year. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using the Paypal financial transaction features to supplement our current Stripe capabilities.

Our operating expenses for the three months ended June 30, 2022 were $74,324 compared to $15,256 for the three months ended June 30, 2021. In 2022, we incurred an expense of $23,373 related to the investor relations agreement with SRAX, Inc. as described in Note 8 to the accompanying financial statements. Also in the 2022 period, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally in 2022, our professional fees increased a total of $38,699 over the 2021 period, primarily because of higher accounting, legal and audit costs as well as costs for a consultant under an employment agreement.

Our other income/expense for the three months ended June 30, 2022 totaled net expenses of $71,668 compared to $555 in the comparable 2021 period. The 2022 period included debt discount amortization of $64,088 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $7,580 versus $555 in the 2021 period, with the increase primarily related to the convertible promissory note referred to above.

Our net loss for the three months ended June 30, 2022 of $145,992 ($0.00 per share) compares to a net loss of $15,811 ($0.00 per share) in the previous period.

Results of Operations for the Six-Months Ended June 30, 2022 Compared to the Six-Months Ended June 30, 2021

We reported no revenue for the six-month periods ended June 30, 2022 or 2021.

Our operating expenses for the six-months ended June 30, 2022 were $428,833 compared to $33,785 for the six-months ended June 30, 2021. In 2022, we incurred an expense of $334,000 related to the investor relations agreement with SRAX, Inc. as described in Note 8 to the accompanying financial statements. Also in 2022, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally in 2022, our professional fees increased a total of $37,122 over the 2021 period, primarily because of higher accounting and audit costs and costs for a consultant under an employment agreement.

Our other income/expense for the six months ended June 30, 2022 totaled net expenses of $223,364 compared to $1,055 in the 2021 period. The 2022 period included debt discount amortization of $208,287 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $15,077 versus $1,055 in 2021, with the increase primarily related to the convertible promissory note referred to above.

Our net loss for the six months ended June 30, 2022 of $652,197 ($0.02 per share) compares to a net loss of $34,840 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the year ended December 31, 2021, we issued promissory notes to two lenders and received $249,450 in proceeds. $5,000 of the proceeds were received in the six months ended June 30, 2021. As of June 30, 2022, we have $438 in cash, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute additional funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of June 30, 2022, we had cash of $438 and total assets of $138,165 compared with cash of $121,481, a prepaid expense of $334,000 related to our transaction with SRAX, Inc. and total assets of $505,313 as of December 31, 2021. Our total liabilities increased at June 30, 2022 by $285,049 compared to December 31, 2021 principally due to the amortization of debt discount of $208,287, an increase of $9 in deferred revenue, an increase accounts payable and accrued liabilities of $27,073 and an increase in related party advances of $49,680.

Cash Flows

During the six months ended June 30, 2022, we used cash of $32,308 in our operating activities versus cash provided of $1,209 in the comparable 2021 period. This use of cash in the 2022 period was caused by our net loss of $652,197 offset to some degree by the total non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities, deferred revenue and advances from related parties. In the 2021 period, our net loss of $34,840 was offset mainly by an increase in related party advances.

Our investing activities used $88,735 in cash in the six-month period in 2022 primarily related to costs incurred in the development of our digital transportation platform. In the 2021 period, we used cash totaling $2,509 for the purchase of equipment and for patent related expenditures.

In the six months ended June 30, 2021 we generated $5,000 in financing activities from the issuance of a note payable. There were no cash flows from financing activities in the six months ended June 30, 2022.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2022. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: August 15, 2022	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

