Form 10-Q
period 2022-09-30
Tribal Rides International Corp.
filed 2022-11-18
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 10, 2022 was 36,502,500.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash	$4,978	$121,481
Prepaid expenses	–	334,000
Total current assets	4,978	455,481
Noncurrent assets:
Software and equipment, net	143,152	45,002
Patents, net	6,785	4,830
Total noncurrent assets	149,937	49,832
Total assets	$154,915	$505,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$96,116	$50,697
Deferred revenue	9	–
Notes payable, net of debt discount	315,000	86,713
Due to related parties	124,941	60,761
Total current liabilities	536,066	198,171
Total liabilities	536,066	198,171

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 50,000,000 shares authorized; 35,502,500 and 36,182,500 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,551	3,619
Common stock to be issued, 1,000,000 and 1,320,000 shares at September 30, 2022 and December 31, 2021, respectively	100	132
Additional paid-in capital	1,432,384	832,284
Accumulated deficit	(1,817,186)	(528,893)
Total stockholders’ equity (deficit)	(381,151)	307,142
Total liabilities and stockholders’ equity (deficit)	$154,915	$505,313

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Operating expenses:
Selling and marketing expense	$561	$–	$3,517	$2,200
General and administrative expense (includes stock compensation of $600,000 and $934,000 for the three and nine months ended September 30, 2022, respectively)	625,166	61,908	1,051,044	93,493
Total operating expense	625,727	61,908	1,054,561	95,693

Operating loss	(625,727)	(61,908)	(1,054,561)	(95,693)

Other income (expense)
Interest expense	(10,369)	(752)	(25,445)	(1,807)
Amortization of debt discount	–	–	(208,287)	–
Total other income (expense)	(10,369)	(752)	(233,732)	(1,807)

Loss before provision for income taxes	(636,096)	(62,660)	(1,288,293)	(97,500)

Provision for income taxes	–	–	–	–

Net loss	$(636,096)	$(62,660)	$(1,288,293)	$(97,500)

Weighted average shares basic and diluted	36,491,630	36,057,500	36,649,020	36,057,500

Weighted average basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

See accompanying Notes to the unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142
Shares issued with debt	1,320,000	132	(1,320,000)	(132)	–	–	–
Net loss	–	–	–	–	–	(506,205)	(506,205)
Balance – March 31, 2022 (Unaudited)	37,502,500	3,751	–	–	832,284	(1,035,098)	(199,063)
Cancelled shares	(2,000,000)	(200)	–	–	200	–	–
Net loss	–	–	–	–	–	(145,992)	(145,992)
Balance – June 30, 2022 (Unaudited)	35,502,500	3,551	–	–	832,484	(1,181,090)	(345,055)
Stock award shares to be issued	–	–	1,000,000	100	599,900	–	600,000
Net loss	–	–	–	–	–	(636,096)	(636,096)
Balance – September 30, 2022 (Unaudited)	35,502,500	$3,551	1,000,000	$100	$1,432,384	$(1,817,186)	$(381,151)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	36,057,500	$3,606	–	$–	$87,979	$(178,753)	$(87,168)
Net loss	–	–	–	–	–	(19,029)	(19,029)
Balance – March 31, 2021 (Unaudited)	36,057,500	3,606	–	–	87,979	(197,782)	(106,197)
Net loss	–	–	–	–	–	(15,811)	(15,811)
Balance – June 30, 2021 (Unaudited)	36,057,500	3,606	–	–	87,979	(213,593)	(122,008)
Net loss	–	–	–	–	–	(62,660)	(62,660)
Balance – September 30, 2021 (Unaudited)	36,057,500	$3,606	–	$–	$87,979	$(276,253)	$(184,668)

See accompanying Notes to unaudited Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(1,288,293)	$(97,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	934,000	–
Depreciation and amortization of equipment and patents	1,339	490
Amortization of debt discount	208,287	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	45,419	38,399
Deferred revenue	9	–
Due to related parties	64,180	56,399
Net cash provided by operating activities	(35,059)	(2,214)

Cash flows from investing activities:
Capital expenditures	(101,444)	(2,509)
Net cash used in investing activities	(101,444)	(2,509)

Cash flows from financing activities:
Proceeds from issuance of note payable	20,000	5,000
Net cash provided by financing activities	20,000	5,000

Net change in cash	(116,503)	277
Cash, beginning of period	121,481	–
Cash, end of period	$4,978	$277

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently are doing beta testing of our software and have minimal revenues. We have incurred net losses and have an accumulated deficit of $1,817,186 as of September 30, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Level 1 –	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 –	Other inputs that are directly or indirectly observable in the marketplace.
Level 3 –	Unobservable inputs which are supported by little or no market activity.

As previously noted, the fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued liabilities, deferred revenue and related-party advances. Fair values for these items were assumed to approximate carrying values because of their short-term nature or their status of being payable on demand.

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

During the nine months ended September 30, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Stock option grants are valued using a Black-Scholes option valuation model.  The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility was based on historical volatility levels of our common stock. The expected term is estimated by using the actual contractual term of the awards and the expected length of time for the employees to exercise the awards.

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

Net Loss Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. For the periods ended September 30, 2022 and 2021, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and Equipment, net consist of the following:

	September 30, 2022	December 31, 2021
Software for internal use	$140,709	$44,000
Equipment	3,479	1,224
	144,188	45,224
Less accumulated depreciation and amortization	(1,036)	(222)
Total	$143,152	$45,002

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the nine months ended September 30, 2022, we capitalized $96,709 representing costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, the costs will be amortized over a five-year period, which is the expected useful life. Once launched, additional costs to maintain the software will be expensed.

Equipment consists of two computers.

Depreciation and amortization of software and equipment for the nine-month periods ended September 30, 2022 and 2021 amounted to $814 and $120, respectively.

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

As of September 30, 2022, we owned the following patents which have been issued and which were pending:

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

The software platform that underlies the patents have not created any material revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the nine-month periods ended September 30, 2022 and 2021, we recorded patent amortization expense of $525 and $370, respectively.

5.	Related Party Transactions

Amounts owed to related parties consist of the following:

	September 30, 2022	December 31, 2021
Joe Grimes	$75,154	$55,594
Sanjay Prasad	7,287	4,807
Don Smith	26,500	–
KeptPrivate.com	16,000	–
Total	$124,941	$60,761

Mr. Grimes is our CEO and Director as well as our largest shareholder. Amounts owed Mr. Grimes are for monies he had advanced our Company or monies he has paid on our behalf.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. During the nine months ended September 30, 2022, Mr. Prasad charged us $2,480 for his services. There were no such charges of the nine-month period ended September 30, 2021.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the three-and nine-month periods ended September 30, 2022 totaled $10,500 and $31,500, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is our CTO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which he is to receive monthly cash payments of $8,000. Until such time as we implement a payroll program, Mr. Ritacco is invoicing us through his company KeptPrivate.com. His services are currently related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amounts charged by KeptPrivate.com for services for the three-and nine-month periods ended September 30, 2022 totaled zero and $24,000, respectively.

Amounts due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest is considered insignificant.

6.	Note Payable

Notes payable consists of the following:

	September 30, 2022	December 31, 2021
Convertible promissory note	$290,000	$290,000
Less debt discount on amounts borrowed	–	(208,287)
Promissory notes	25,000	5,000
Subtotal – non-related parties	315,000	86,713
Less current portion	(295,000)	(86,713)
Long-term portion	$–	$–

Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carried an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 was recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note matured on May 10, 2022, subject to a six-month extension at our Company’s request. On May 22, 2022, the Note was extended for six months until November 10, 2022. The Lender has now agreed to a further extension of the maturity date until January 1, 2023. The Note accrues interest at 10% per annum from the Issue Date and monthly interest payments are due at the beginning of each month. In the event the Note is extended for six months, the interest will accrue at 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

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

We amortized the debt discount over the original six-month term of the Note resulting in amortization for the nine months ended September 30, 2022 of $208,287.

During the three-and nine-month periods ended September 30, 2022, we recorded interest expense of $9,618 and $24,199, respectively. The accrued but unpaid interest is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

Promissory Notes

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and was repayable December 10, 2021, six months from the date of issue. The creditor subsequently extended the due date of the note to November 1, 2022. On November 1, 2022, we entered into a settlement agreement with the note holder wherein we agreed to issue 24,000 restricted shares of our common stock in full satisfaction of the promissory note. During the three and nine months ended September 30, 2022, we recorded interest expense of $252 and $748, respectively. The accrued but unpaid interest is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

On July 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and is repayable January 26, 2023. During the three months ended September 30, 2022, we recorded interest expense of $499 for this note. The accrued but unpaid interest is included on the accompanying Balance Sheets in Accounts Payable and Accrued Liabilities.

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

Common Stock to be Issued

As explained in Note 8, Employment Agreement Addendums, during the three months ended September 30, 2022, we became obligated to issue 1,000,000 shares of our common stock as stock awards to two individuals under the terms of their employment agreements. During the three months ended September 30, 2022, we recorded an expense totaling $600,000 for the 1,000,000 shares which vested on July 1. The shares were valued at the fair market value on July 1, 2022 and the expense is reflected in the accompanying statements of operations as an operating expense. These shares are reflected in the accompanying balance sheet at September 30, 2021 as Common Stock to be Issued. Subsequent to September 30, 2022, these shares were issued and as of the date of this report they are issued and outstanding.

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

Activity related to stock options for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	300,000	$0.01
Granted – nine months ended September 30, 2022	–	–
Exercised – nine months ended September 30, 2022	–	–
Balance – September 30, 2022	300,000	$0.01		–
Exercisable – September 30, 2022	100,002	$0.01	3.0	$–

Warrant

In connection with the transaction with the third-party lender discussed in Note 6, we issued the lender a three-year warrant to purchase 750,000 common shares at $1.00 per share. Activity related to the warrant for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2021	750,000	$1.00
Granted – nine months ended September 30, 2022	–	–
Exercised – nine months ended September 30, 2022	–	–
Balance – September 30, 2022	750,000	$1.00		–
Exercisable – September 30, 2022	750,000	$1.00	2.4	$–

8.	Agreements

Employment Agreement Addendums

On November 17, 2021 we entered into employment agreements with our Chief Financial Officer “CFO”) and Chief Technology Officer (“CTO”). Under the agreements, it was agreed that the CFO and the CTO, beginning January 1, 2022, would each receive 1,000,000 shares of our common stock as stock awards in each of the calendar years 2022, 2023 and 2024 so long as they continued to provide services as required under the employment agreements. The shares were to accrue and vest monthly. Effective January 3, 2022, we executed an Addendum to Employment Agreements with the CFO and the CTO revising the vesting schedule for their stock awards. Under the Addendums, the shares accrued for the period January 1, 2022 through June 30, 2022 (500,000 shares for each of the CFO and CTO) now vest and will be issuable July 1, 2022. The remaining will accrue monthly and vest during the fourth quarter of 2022. During the three months ended September 30, 2022, we recorded an expense totaling $600,000 for the 1,000,000 shares which vested on July 1. The shares were valued at the fair market value on July 1, 2022 and the expense is reflected in the accompanying statements of operations as an operating expense. The shares have not yet been issued.

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

For the three months and nine months ended September 30, 2022, the value of the services provided by SRAX was zero and $334,000, respectively, which amounts are included as a general and administrative expense in the accompanying Statement of Operations.

9.	Subsequent Event

Settlement of Note Payable

As described in Note 6, Promissory Notes, on November 1, 2022, we entered into a settlement agreement with the holder of our $5,000 promissory note wherein we agreed to issue 24,000 restricted shares of our common stock in full satisfaction of the note.

FINRA Matter

On October 19, 2022, FINRA approved our Form 211 application wherein we applied to resume quotations in a quotation medium. FINRA’s approval removed all warning and trading restrictions on common stock so it can be actively traded in the equity market. FINRA is still processing our application for name and symbol change which we expect will take place during our fourth quarter.

Issuance of Common Shares

Subsequent to September 30, 2022, the 1,000,000 shares described in Notes 7 and 8 were issued and as of the date of this report they are issued and outstanding.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. Through September 30, 2022, we have had nominal revenues, have incurred net losses, and have an accumulated deficit of $1,817,186. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

During the nine months ended September 30, 2022, we have reported $9 in deferred revenue on the accompanying Balance Sheet.

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

Impact of COVID-19

During the years 2020 and 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the nine-months ended September 30, 2022 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three-Months Ended September 30, 2022 Compared to the Three-Months Ended September 30, 2021

We reported no revenue for the three-month periods ended September 30, 2022 or 2021. Although we have made progress on our platform, it is continuing to undergo beta testing and we hope to launch the next phase of release later this year once we have secured adequate funding. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using the Paypal financial transaction features to supplement our current Stripe capabilities.

Our operating expenses for the three months ended September 30, 2022 were $625,727 compared to $61,908 for the three months ended September 30, 2021. In 2022, we incurred an expense of $600,000 for common stock to be issued to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In the 2021 period, we recorded higher legal and accounting expenses resulting from expanded filing requirements in connection with our acquisition of the assets of Tribal Rides, Inc.

Our other income/expense for the three months ended September 30, 2022 totaled net expenses of $10,369 compared to $752, all of which was interest expense. The higher interest expense in the 2022 period was primarily due to higher levels of debt.

Our net loss for the three months ended September 30, 2022 of $636,096 ($0.02 per share) compares to a net loss of $62,660 ($0.00 per share) in the previous period.

Results of Operations for the Nine-months Ended September 30, 2022 Compared to the Nine-months Ended September 30, 2021

We reported no revenue for the nine-month periods ended September 30, 2022 or 2021.

Our operating expenses for the nine-months ended September 30, 2022 were $1,054,561 compared to $95,693 for the nine-months ended September 30, 2021. In 2022, we incurred an expense of $600,000 for common stock to be issued to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In 2022, we also incurred an expense of $334,000 related to the investor relations agreement with SRAX, Inc. as described in Note 8 to the accompanying financial statements. Also in 2022, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally in 2022, our professional fees include an expense of $31,500 for our Chief Financial Officer hired in November 2021. This cost was partially offset by a reduction of $21,751 in our accounting fees.

Our other income/expense for the nine months ended September 30, 2022 totaled net expenses of $233,732 compared to $1,807 in the 2021 period. The 2022 period included debt discount amortization of $208,287 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $25,445 versus $1,807 in 2021, with the increase primarily related to the convertible promissory note referred to above.

Our net loss for the nine months ended September 30, 2022 of $1,288,293 ($0.04 per share) compares to a net loss of $97,500 ($0.00 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the year ended December 31, 2021, we issued promissory notes to two lenders and received $249,450 in proceeds. $5,000 of the proceeds were received in the nine months ended September 30, 2021. As of September 30, 2022, we have $4,978 in cash, and we will need to raise additional funds to execute our current plan of operation. We currently have no written commitment from anyone to contribute additional funds to our Company. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of September 30, 2022, we had cash of $4,978 and total assets of $154,915 compared with cash of $121,481, a prepaid expense of $334,000 related to our transaction with SRAX, Inc. and total assets of $505,313 as of December 31, 2021. Our total liabilities increased at September 30, 2022 by $337,895 compared to December 31, 2021 principally due to the amortization of debt discount of $208,287, an increase of $9 in deferred revenue, an increase in accounts payable and accrued liabilities of $45,419 and an increase in related party advances of $64,180.

Cash Flows

During the nine months ended September 30, 2022, we used cash of $35,059 in our operating activities versus $2,215 in the comparable 2021 period. This use of cash in the 2022 period was caused by our net loss of $1,288,293 offset to some degree by the total non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities, deferred revenue and advances from related parties. In the 2021 period, our net loss of $97,500 was offset mainly by an increase in in accounts payable and accrued liabilities and related party advances.

Our investing activities used $101,444 in cash in the nine-month period in 2022 primarily related to costs incurred in the development of our digital transportation platform. In the 2021 period, we used cash totaling $2,509 for the purchase of equipment and for patent related expenditures.

In the nine months ended September 30, 2022 we generated $20,000 in financing activities from the issuance of a note payable versus $5,000 from a note issuance in the comparable period in 2021.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2022, an aggregate of 1,000,000 shares of our Common Stock were issued to Don Smith and Steven Ritacco pursuant to their respective employment agreements.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended, based in part on the representations of the investors. There were no sales commissions paid pursuant to these transactions.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: November 18, 2022	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

