Form 10-K
period 2022-12-31
Tribal Rides International Corp.
filed 2023-04-17
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.00001

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $6,637,800.

As of April 17, 2023, there were 36,157,500 shares of the registrant’s Common Stock outstanding.

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

ii

PART I

ITEM 1.	BUSINESS.

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

After the asset purchase, we are now engaged in a business that is in the research and development stage of disrupting current ride-sharing paradigms. We are a transportation technology company creating the future of personal mobility with a unique, patented focus on autonomous vehicles. We believe that the mobility ecosystem and marketplace we are creating, based upon our innovative patent and patent-pending technologies, will enable us to address current ridesharing demands and those of the rapidly emerging autonomous vehicle personal mobility market. We are focused on having a significant impact in the emerging self-driving car marketplace.1

Our Principal Products or Services and Markets

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

We believe that the approximately ten to fourteen million shared-ride drivers in the United States are possible customers for our SaaS services and software and they too may be able to move forward with the autonomous vehicles and their expanded scope of services.

Autonomous Driving Vehicle Global Market:

Autonomous vehicles are slowly gaining market share. While in 2019, there were some 31 million vehicles with at least some level of automation in operation worldwide, that number is expected to surpass 54 million in 2024. Correspondingly, the global autonomous car market is projected to grow as well. Although the market shrank by around 3% in 2020 due to the economic slowdown caused by the Covid-19 pandemic, it is forecast that between 2020 and 2023, the market will grow by almost 60%.2

Some estimate that the autonomous vehicle industry is expected to generate global revenue of $173 billion in the next three years and autonomous ride-sharing is widely seen as the next big step for the industry. The development of autonomous vehicles is set to generate global revenue of $173 billion dollars by 2023 with the ride-sharing market playing a primary role in the development and marketing of the technology.3 The industry is forecasted to be $2.195 billion in 2030.

___________________________

1 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles-is

-forecast-to-reach-58-million-units-by-2030-301198944.html

2 https://www.statista.com/statistics/428692/projected-size-of-global-autonomous-vehicle-market-by-vehicle-type/

3 https://policyadvice.net/insurance/guides/self-driving-car-insurance/

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (Domestic)

•	$117 billion forecasted for 2021.
•	$220 billion forecasted by 2025; CAGR of 20.2%.
•	Smartphone penetration into the market is the key to industry businesses’ success.
•	A quarter of the U.S. population uses ride-sharing for transport at least once a month.
•	There are great differences between drivers in different segments of the industry.

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (International)

•	The global ride share market is projected to grow at a CAGR of 16.6% during the forecast period, from an estimated $85.8 billion in 2021 to $185.1 billion by 2026. Ride sharing services were the most preferred services before the pandemic, as they offered a convenient and cost-effective means of personal mobility with the help of a transportation network system.
•	The autonomous vehicle market is projected to be approximately 15+ times that of the Shared-Ride and Taxi Market by 2030.[45]

Environmental, Social and Governance

The world’s cities are expanding with a resulting suburban daily automobile commute that is un-scalable and over-crowding infrastructure. The average commuter spends nearly as much annually on vehicles, their maintenance and fuel as they do on housing. We believe that this is proving to be unsustainable both fiscally and environmentally.

While electric vehicles reduce some of the environmental burden, they do not improve our clogged roadways nor greatly reduce the cost burden of vehicle ownership. We believe the emergence of self-driving cars enhanced by our Mobility as a Service (“MAAS”) platform will bring another wave of societal and environmental transformation, making carpooling safer, optimized and convenient resulting in fewer vehicles on the road, and a corresponding reduction in congestion and damaging emissions. Furthering this benefit, we believe that our patented “Anticipatory Deployment” algorithms will help anticipate demand and may deploy cars in a more optimized and efficient manner than current methods.

We also believe that creating, developing and rewarding a cooperative community of users, developers and vendors through ownership stock grants will inspire loyalty to our platform, create a priority of use and commitment, and will provide for financial advancement while reducing the costs of vehicle use and ownership.

Distribution

We are developing a cloud-based SaaS shared-ride application and interface for a comprehensive social network and mobile app for both Drivers and Riders.

Our current plans are to release our Driver and Rider applications in three phases.

Phase 1 (February 2022): The first phase was the release of a Minimum Viable Product (“MVP”) for both approved drivers and riders which included GPS, routing, financial transaction capabilities, rider/driver selections and reservation, fixed fee and variable route costs, and will have various payment options. Although extremely functional, it will not include many planned, patent-pending and more complex algorithms. Both Driver and Rider applications were released on Apple and Android Operating systems and were available on the associated “stores.” Although both applications can be downloaded, only drivers approved by us will be able to participate in this first phase roll-out and only those located in Southern California. Our plan is to continuously update our designs for both applications with more of these feature enhancements and “bug fixes.”

___________________________

4 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles

-is-forecast-to-reach-58-million-units-by-2030-301198944.html

5 https://www.marketwatch.com/press-release/ride-sharing-market-size-soaring-at-cagr-of-2021-by-2026-2021-03-12

Phase 2 (2023): After successfully achieving Phase 1’s major milestones in 2022, we have redesigned and added important and enhanced features sets, as well as identifying the bugs and shortcoming to the MVP. Once the applications are “hardened” and additional feature sets incorporated, we will be releasing both applications and encouraging new Drivers and Riders to use our applications within our Tribal Rides platform. Phase 2 will enable us to rewrite the applications to be more scalable with improved transparency for financial transactions, incorporating our improved understanding of driver and rider preferences, enhance the application, incorporate additional patent and patent-pending technologies, and to plan on additional transportation alternatives.

Phase 3: will provide a stable and enhanced application for both Drivers and Riders, while planning for and incorporating next-generation self-driving car capabilities as well as other transportation alternatives.

Marketing

Although still in its infancy, our marketing plan successfully reached out through various social media outlets to communicate directly with drivers and riders who will be interested in our new and innovative features and functions for shared rides. We plan on continuing and enhancing these activities through 2023.

We also recently engaged SRAX, Inc., a firm that specializes in investor relations and public awareness campaigns through a sophisticated targeted marketing platform. This 12-month relationship assures us continued increased visibility to potential investors, strategic partners, driver professionals and consumer. This marketing campaign is being deployed in April 2023 and will aggressively ramp up throughout the rest of the year.

Status of Our Publicly Announced Products or Services

Our SaaS interface is still in the development stage.

Competition

Although we believe that our disruptive technology and ecosystem have many unique capabilities, we will be competing with the current shared-ride provider community, both domestically and internationally including: Uber, Lyft, Wingz, Gett, Getaround, BlaBlaCar, RelayRides, Ridejoy, and Justsharelt.

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

We currently own the following patents and pending applications:

•

U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014.

U.S. Patent 11,217,101, issued January 4, 2022, claims priority to provisional application filed on Jan. 21, 2014.

•	Pending U.S. application, published as US 2022-0246037 A1, claims priority to provisional application filed on Jan. 21, 2014.
•	Pending U.S. application, unpublished, claims priority to three provisional applications filed on Nov. 4, 2019.

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

Employees

As of April 17, 2023, we had two full-time employees, Steven Ritacco and Donald Smith, respectively, and no part-time employees. All work is currently being accomplished by sub-contractors.

ITEM 1A.	RISK FACTORS.

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our current corporate offices are located at 26060 Acero, Mission Viejo, CA 92691. We have entered into a month-to-month agreement for lease of our corporate offices at a cost of $394 per month. Our telephone number is (949) 434-7259.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “XNDA.” The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2023	First	$0.1432	$0.05

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022	First	$1.07	$0.30
	Second	$0.60	$0.60
	Third	$1.00	$0.21
	Fourth	$0.50	$0.101

	Quarter	High(1)	Low(1)
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$6.10	$1.50
	Second	$4.02	$0.99
	Third	$1.50	$0.02
	Fourth	$1.50	$0.30

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

Holders

As of the close of business on April 17, 2023, we had approximately 26 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Olde Monmouth Stock Transfer Co Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

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

As of December 31, 2022, the Board had granted options to purchase 300,000 shares Common Stock under the Plan.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

On November 11, 2022, we issued 500,000 shares each to Don Smith, our CFO, and Steve Ritacco, our CIO, pursuant to the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share which was the value of our stock on their date of grant.

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. There were no sales commissions paid pursuant to these transactions.

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward- looking statements which, by definition involve risks and uncertainties. Where in any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

You should not rely on forward-looking statements in this document. This managements’ discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,020,406 as of December 31, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Intellectual Property

We have patent and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance to reduce wait-time, increasing utilization of vehicles, and decreasing cost. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2021 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Year Ended December 31, 2022 compared to the year ended December 31, 2021

For both years ended December 31, 2022 and 2021, we had no revenues.

Our operating expenses for the year ended December 31, 2022 were $1,098,690 compared to $304,024 for the year ended December 31, 2021. In 2022, we incurred an expense of $600,000 for common stock issued and issuable to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In 2022, we also incurred an expense of $334,000 related to the investor relations agreement with SRAX, Inc. as described in Note 9 to the accompanying financial statements. In 2021 the expense related to our agreement with SRAX was $166,000. Also in 2022, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally in 2022, our professional fees include an expense of $42,000 for our Chief Financial Officer hired in November 2021. This cost was partially offset by a reduction of $26,535 in our accounting fees.

Our other income/expense for the year ended December 31, 2022 totaled net expenses of $392,823 compared to $46,116 in net expenses in the 2021 period. The 2022 period included debt discount amortization of $208,287 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $34,931 versus $6,317 in 2021, with the increase primarily related to the convertible promissory note referred to above. Finally, in 2022 we recorded a net loss on extinguishment of debt of $149,605, mainly due to a $150,000 debt extinguishment cost resulting from a debt extension agreement for our convertible promissory note. In the 2021 period, we recorded a net gain on extinguishment of debt of $41,914 in connection with the repayment of a promissory note.

Our net loss for the year ended December 31, 2022 of $1,491,513 ($0.04 per share) compares to a net loss of $350,140 ($0.01 per share) in the previous year.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the year ended December 31, 2022, we issued a promissory note to a note holder and received $20,000 in proceeds. As of December 31, 2022, we have $4,213 in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of December 31, 2022, we had cash of $4,213 and total assets of $137,652 compared with cash of $121,481 and total assets of $505,313 as of December 31, 2021. Our total liabilities increased in the 2022 period compared to 2021 by $367,852 due to increases in accounts payable and accrued liabilities ($41,876), notes payable, net of debt discount ($223,287) and related party advances ($102,680).

During the year ended December 31, 2022 we issued or became obligated to issue shares of our common stock as follows: 2,000,000 shares to our CFO and CTO in accordance with the terms of their employment agreements, 24,000 shares in settlement of a promissory note, and 600,000 shares for the extension of the maturity date of our convertible note payable.

Cash Flows

During the year ended December 31, 2022, we used cash of $154,504 in our operating activities versus $112,579 in the comparable 2021 period. This use of cash in the 2022 period was caused by our net loss of $1,491,513 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, loss on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities, and deferred revenue. In the 2021 period, our net loss of $350,140 was offset mainly by non-cash items of shares issued for services and, gain on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities.

Our investing activities used cash of $85,444 and $47,294 for the years ended December 31, 2022 and 2021, respectively, primarily related to costs incurred in the development of our digital transportation platform.

In the year ended December 31, 2022, we generated $122,680 in financing activities from the issuance of a note payable of $20,000 as well as proceeds from related party advances of $102,680. For the comparable period in 2021, our financing activities in 2021 produced cash of $244,450 from the convertible promissory note discussed in Note 6 plus proceeds of $5,000 from the issuance of a promissory note. In addition, in 2021 we had net advances from related parties of $36,904.

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

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they apply to private companies. As a result of this election, our financial statements may not be comparable to public companies required to adopt these new requirements.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Joseph Grimes	Chief Executive Officer and Director	January 18, 2020	65
Don Smith	Chief Financial Officer	–	59
Steven Ritacco	Director and Chief Technology Officer	June 1, 2020	59
Sanjay Prasad, Esq.	Director	June 1, 2020	58

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

Sanjay Prasad: Mr. Prasad has served as a director since June 1, 2020. Mr. Prasad has served in a variety of roles as an attorney and advisor to companies around the world. From July 2020 until the present, Mr. Prasad has been a partner at Appleton Luff, a boutique international law firm. From July 2013 until July 2020, Mr. Prasad was a principal at Prasad IP, PC., a law firm specializing in intellectual property. Prior to that Mr. Prasad has served as chief patent counsel at Oracle Corporation and in various executive roles in intellectual property commercialization and as a business executive at Intellectual Ventures and IPVALUE Management. Mr. Prasad received a law degree from the Syracuse University College of Law, and graduate and undergraduate degrees in computer and electrical engineering, respectively, from Boston University.

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

During the year ended December 31, 2022, Joseph Grimes had an obligation to file a Form 4; however, the Form 3 was not timely filed. In addition, Joseph Grimes and Steven Ritacco each had obligations to file a Form 4; however, the Form 4s were not timely filed.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Joseph Grimes, Chief Executive Officer	2022	0	0	0
	2021	0	0	0
Don Smith, Chief Financial Officer	2022	42,000(1)	300,000(2)	342,000
	2021	0	0	0
Steven Ritacco, Chief Technology Officer	2022	24,000(3)	300,000(4)	324,000
	2021	0	0	0

(1)	As of December 31, 2022, $37,000 of Mr. Smith’s salary was accrued and unpaid.

(2)	During 2022, Mr. Smith was awarded 1,000,000 shares of the Company’s Common Stock.

(3)	As of December 31, 2022, $16,000 of Mr. Ritacco’s salary was accrued and unpaid.

(4)	During 2022, Mr. Smith was awarded 1,000,000 shares of the Company’s Common Stock.

CFO Employment Agreement

Effective November 17, 2021, we entered into an Employment Agreement with Don Smith (the “CFO Agreement”), our Chief Financial Officer. Pursuant to the CFO Agreement, Mr. Smith is entitled to monthly cash compensation of $3,500 per month. In addition, beginning January 1, 2022, Mr. Smith will be awarded 1,000,000 shares of Common Stock of the Company annually for three years (the “CFO Shares”). The CFO Shares will vest every six months. The CFO Agreement may be terminated, for any reason, by either party upon written notice to the other party.

CTO Employment Agreement

Effective November 17, 2021, we entered into an Employment Agreement with Steven Ritacco (the “CTO Agreement”), our Chief Technology Officer. Pursuant to the CTO Agreement, Mr. Ritacco is entitled to monthly cash compensation of $8,000 per month. In addition, beginning January 1, 2022, Mr. Ritacco will be awarded 1,000,000 shares of Common Stock of the Company annually for three years (the “CTO Shares”). The CTO Shares will vest every six months. The CTO Agreement may be terminated, for any reason, by either party upon written notice to the other party.

Equity Awards

The following table sets forth information concerning as of the year ended December 31, 2022 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Joseph Grimes	33,334	0.01 (1)	33,334	0.01 (1)
Don Smith	2,000,000	0.14	0	0
Steven Ritacco	2,033,334	0.14	33,334	0.01

______________________

(1)	The fair market value was deemed $0.01 per share.

Director Compensation

During the year ended December 31, 2022, there was no compensation awarded to, earned by, or paid to our directors who are not named executive officers for all services rendered in their capacities to our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of April 17, 2023. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 36,157,500 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 26060 Acero, Mission Viejo, CA 92691.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Joseph Grimes	21,646,167(2)	59.76%
Sanjay Prasad	1,466,667(3)	4.05%
Steven Ritacco	1,643,332(4)	4.48%
Don Smith	1,436,665(5)	3.93%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	26,192,831	70.35%

Aika Patel 2235 FREDRICK DGLSS 2D NEW YORK NY 10027	2,300,000	6.36%

_________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the April 17, 2023.

(2)	Includes 1,579,500 shares owned by Tribal Rides, Inc. of which Mr. Grimes is Chief Executive Officer. Also includes options to purchase 66,667 shares of the Company’s Common Stock which have vested.

(3)	Includes options to purchase 66,667 shares of the Company’s Common Stock which have vested.

(4)	Includes options to purchase 66,667 shares of the Company’s Common Stock which have vested. Includes 269,999 shares which have vested but have yet to be issued. Also includes 166,666 shares which will vest within 60 days of April 17, 2023.

(5)	Includes 269,999 shares which have vested but have yet to be issued. Also includes 166,666 shares which will vest within 60 days of April 17, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

On January 13, 2022, Tribal Rides transferred 20,000,000 shares to Mr. Grimes.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Prasad and Ritacco would meet this standard, and therefore, would be considered to be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 were $29,827 and $28,000 for the period ended December 31, 2021.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2022 and 2021.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2022 and 2021.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5854)

Audited Balance Sheets at December 31, 2022 and 2021

Audited Statements of Operations for the years ended December 31, 2022 and 2021

Audited Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Audited Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Audited Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1 & 10.1	Asset Purchase Agreement dated January 18, 2020	10-K	333-200344	2.1 & 10.1	9/27/21
3.1	Articles of Incorporation filed May 19, 2014	S-1/A	333-200344	3.1	1/30/15
3.2	Articles of Amendment filed May 8, 2017	8-K	333-200344	3.1	7/10/17
3.3	Certificate of Amendment filed February 25, 2021	10-K	333-200344	3.3	9/27/21
3.4	Bylaws	S-1	333-200344	3.2	11/18/14
4.1	2020 Stock Incentive Plan	10-K	333-200344	4.1	9/27/21
4.2	Convertible Promissory Note Issued November 10, 2021 to AJB Capital Investments, LLC in the principal amount of $290,000	8-K	000-56366	4.1	11/19/21
10.2	Stock Option Agreement	10-K	333-200344	10.2	9/27/21
10.3*	Employment Agreement dated effective November 17, 2021 with Don Smith	10-K	000-56366	10.3	4/6/22
10.4*	Employment Agreement dated effective November 17, 2021 with Steven Ritacco	10-K	000-56366	10.4	4/6/22
10.5	Securities Purchase Agreement dated November 10, 2021 with AJB Capital Investments, LLC	10-K	000-56366	10.5	4/6/22
10.6	Security Agreement dated November 10, 2021 with AJB Capital Investments, LLC	10-K	000-56366	10.6	4/6/22
10.7	Common Stock Purchase Warrant dated November 10, 2021 Issued to AJB Capital Investments, LLC	10-K	000-56366	10.7	4/6/22
10.8	Platform Account Contract dated March 21, 2021 with SRAX, Inc.	10-K	000-56366	10.8	4/6/22
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).					X

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: April 17, 2023	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Joseph Grimes	Chief Executive Officer and Director	April 17, 2023
Joseph Grimes

/s/ Don Smith	Chief Financial Officer	April 17, 2023
Don Smith

/s/ Sanjay Prasad	Director	April 17, 2023
Sanjay Prasad, Esq.

/s/ Steven Ritacco	Director, Chief Technology Officer	April 17, 2023
Steven Ritacco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribal Rides International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021

Diamond Bar, CA

April 17, 2023

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$4,213	$121,481
Prepaid expenses	–	334,000
Total current assets	4,213	455,481
Software and equipment, net	126,860	45,002
Patents, net	6,579	4,830
Total noncurrent assets	133,439	49,832
Total Assets	$137,652	$505,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$92,573	$50,697
Deferred revenue	9	–
Notes payable, net of debt discount	310,000	86,713
Due to related party	163,441	60,761
Total current liabilities	566,023	198,171
Total Liabilities	566,023	198,171

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 50,000,000 shares authorized; 36,502,500 and 36,182,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	365	3,619
Common stock to be issued, 1,624,000 and 1,320,000 shares as of December 31, 2022 and 2021, respectively	16	132
Additional paid-in capital	1,591,654	832,284
Accumulated deficit	(2,020,406)	(528,893)
Total Stockholders’ Equity (Deficit)	(428,371)	307,142
Total Liabilities and Stockholders’ Equity (Deficit)	$137,652	$505,313

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Operating expenses:
Selling and marketing	$8,516	$2,200
General and administrative (includes stock-based expense of $934,000 and $166,000, respectively)	1,090,174	301,824
Total operating expense	1,098,690	304,024

Operating loss	(1,098,690)	(304,024)

Other income (expense):
Interest expense	(34,931)	(6,317)
Amortization of debt discount	(208,287)	(81,713)
Gain (loss) on extinguishment of debt	(149,605)	41,914
Total other income (expense)	(392,823)	(46,116)

Loss before provision for income taxes	(1,491,513)	(350,140)

Provision for income taxes	–	–

Net loss	$(1,491,513)	$(350,140)

Weighted average shares basic and diluted	36,612,089	36,339,541

Weighted average basic and diluted loss per common share	$(0.04)	$(0.01)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Common Stock		Additional		Total Stockholders’
	Common Stock		To Be Issued		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December 31, 2020	36,057,500	$3,606	–	$–	$87,979	$(178,753)	$(87,168)
Shares issued for services	125,000	13	–	–	499,987	–	500,000
Shares and warrant issuable with debt	–	–	1,320,000	132	244,318	–	244,450
Net loss	–	–	–	–	–	(350,140)	(350,140)
Balance – December 31, 2021	36,182,500	3,619	1,320,000	132	832,284	(528,893)	307,142
Shares issued for services	1,320,000	132	(1,320,000)	(132)	–	–	–
Cancellation of shares	(2,000,000)	(200)	–	–	200	–	–
Shares issued or issuable pursuant to employment agreements	1,000,000	100	1,000,000	100	599,800	–	600,000
Shares issuable in settlement of debt	–	–	24,000	2	5,998	–	6,000
Shares issued in extinguishment of debt	–	–	600,000	60	149,940	–	150,000
Out-of-period adjustment error correction	–	(3,286)	–	(146)	3,432	–	–
Net loss	–	–	–	–	–	(1,491,513)	(1,491,513)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(1,491,513)	$(350,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Expense for shares issued in 2021 for services	334,000	166,000
Shares issued and issuable pursuant to employment agreements	600,000	–
(Gain) loss on extinguishment of debt	149,605	(41,914)
Amortization of software and equipment	1,838	735
Amortization of debt discount	208,287	81,713
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	43,270	31,027
Deferred revenue	9	–
Net cash used in operating activities	(154,504)	(112,579)

Cash flows from investing activities:
Capital expenditures	(85,444)	(47,294)
Net cash used in investing activities	(85,444)	(47,294)

Cash flows from financing activities:
Borrowings from related parties	102,680	36,904
Proceeds from note payable – non-related	20,000	249,450
Repayment of note payable – non-related	–	(5,000)
Net cash from financing activities	122,680	281,354

Net change in cash	(117,268)	121,481
Cash, beginning of period	121,481	–
Cash, end of period	$4,213	$121,481

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Debt discount on convertible promissory note	$–	$244,450
Shares issuable on settlement of debt	$6,000	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

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

Although we have made progress on our platform, it is continuing to undergo beta testing while we await additional funding. We hope to launch the next phase of release during the year ending December 31, 2023. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using the Paypal financial transaction features to supplement our current Stripe capabilities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our Company’s year-end is December 31.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,020,406 as of December 31, 2022. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. Our cash balance was $4,213 and $121,481 at December 31, 2022 and 2021, respectively.

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

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs, once placed into service, are amortized on a straight-line basis over a period of five years, management’s estimate of the economic life. Costs incurred to maintain existing product offerings are expensed as incurred. Our software platform has not yet been placed into service. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The fair value hierarchy consists of the following three levels of inputs that may be used to measure fair value:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Inputs other than quoted prices included in Level 1 that are observable in the marketplace either directly (i.e., as prices) or indirectly (i.e., derived from prices).

Level 3	—	Unobservable inputs which are supported by little or no market activity.

For assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities maturing within one year from the balance sheet date, the carrying amounts approximate fair value due to the short maturity of these instruments.

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of December 31, 2022 and 2021 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
Year ended December 31, 2022:
Liabilities:
Due to related parties – recognized at fair value (1)	$163,441	$–

Year ended December 31, 2021:
Liabilities:
Due to related parties – recognized at fair value (1)	$60,761	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the years ended December 31, 2022 and 2021 there were no transfers between Levels 1, 2 or 3.

Financial risk factors

As our software platform has not yet been launched and we believe our activities do not yet expose us to any market, credit or liquidity risk.

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

Stock option grants are valued using a Black-Scholes option valuation model.  The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility was based on historical volatility levels of our common stock. The expected term is estimated by using the actual contractual term of the option grants and the expected length of time for the employees to exercise the options.

Stock awards issuable pursuant to employment agreements are valued at the fair market value of our stock at the date on which each award, or portion thereof, vests.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2022 and 2021, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following at December 31:

	2022	2021
Software for internal use	$124,709	$44,000
Equipment	3,479	1,224
	128,188	45,224
Less accumulated depreciation and amortization	(1,328)	(222)
	$126,860	$45,002

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the years ended December 31, 2022 and 2021, we capitalized $126,709 and $44,000 of such costs representing the costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, which we estimate will be in calendar 2023, the costs will be amortized over a five- year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $1,106 and $222 for the years ended December 31, 2022 and 2021, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the years ended December 31, 2022 and 2021, we recorded patent amortization expense of $732 and $513, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Joe Grimes	$103,154	$55,594
Sanjay Prasad	7,287	4,807
Don Smith	37,000	–
KeptPrivate.com	16,000	–
	$163,441	$60,761

Mr. Grimes is our CEO and Director as well as our largest shareholder.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the years 2022 and 2021 totaled $2,480 and $2,070, respectively.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the years ended December 31, 2022 and 2021 totaled $42,000 and zero, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amount charged by KeptPrivate.com for services for the years ended December 31, 2022 and 2021 totaled $24,000 and $20,000, respectively. Of the amounts charged by KeptPrivate.com for the year ended December 31, 2022, $8,000 was paid and recorded as Software for Internal Use and $16,000 was unpaid and recorded as a general and administrative expense.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Convertible promissory note	$290,000	$290,000
Less debt discount on amounts borrowed	–	(208,287)
Promissory notes	20,000	5,000
Subtotal	310,000	86,713
Less current portion	(310,000)	(86,713)
Long-term portion	$–	$–

Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 has been recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note was to mature on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrued interest at 10% per annum from the Issue Date with monthly interest payments being due at the beginning of each month. In the event the Note is extended for six months, the interest will accrue at 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

In addition to the issuance of the Note, we were obligated to issue to the Lender, as a commitment fee, 1,320,000 restricted shares of our common stock (the “Commitment Shares”). Along with the issuance of the Commitment Shares, we were required to issue to the Lender a warrant to purchase 750,000 shares of our common stock (the “Warrant”). All or any part of the Warrant is immediately exercisable at $1.00 per share and expires three years from the Issue Date. The Warrants are subject to adjustments as provided in the warrant agreement. The Commitment Shares and Warrant were issued in February 2022.

On May 22, 2022, pursuant to our Company’s request, the Note was extended for six months until November 10, 2022. On November 22, we signed a Modification-Extension of Maturity Date letter from the note holder extending the maturity date of the Note to February 10, 2023. Under the terms of this letter, we agreed to issue the note holder 600,000 restricted shares of our common stock which we valued at $150,000, or $0.25 per share, based on the fair market value of our stock at the date of acceptance. This amount was recorded as a loss on extinguishment of debt as it represented a major modification to the Note. The shares have not yet been issued but we are working with our transfer agent to have them issued. After December 31, 2022, we reached an agreement with the noteholder to further extend the maturity date of the Note to August 1, 2023. Under this further extension, we agreed among other things to issue the noteholder 1,000,000 shares of our common stock at a value of $0.11 per share which was the closing price of our stock on the date of the agreement. See Note 10 for further information.

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

We are amortized the debt discount over the initial six-month term of the Note resulting in amortization of $208,287 and $81,713 for the years ended December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, we recorded interest expense for this note of $33,092 and $4,028, respectively.

Promissory Notes

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and was repayable December 10, 2021, six months from the date of issue. The creditor subsequently extended the due date of the note to November 1, 2022. The promissory note contained a provision that, in the event of non-payment at maturity (an event of default), our Company would be required to issue the note holder 24,000 shares of our common stock in full satisfaction of the promissory note. Because of our non-payment at the November 1, 2022 due date, we became obligated to issue the note holder 24,000 common shares. We have recorded the shares issuable under this provision at $6,000, or $0.25 per share, which was the fair market value of our stock at the date of our obligation. The shares have not yet been issued but we are working with our transfer agent to have them issued. This transaction resulted in a gain on extinguishment of debt in the amount of $395. During the years ended December 31, 2022 and 2021, we recorded interest expense of $836 and $559, respectively. The accrued but unpaid interest at December 31, 2021 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and is repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the year ended December 31, 2022, we recorded interest expense of $1,003 for this note. The accrued but unpaid interest as of December 31, 2022 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

7.	Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.00001 par value common stock and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders. We discovered an error whereby we previously reported our par value as $0.0001 per share. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the Balance Sheet as of December 31, 2021 and Statement of Operations, Changes in Stockholders’ Equity (Deficit), and Cash Flows for the year ended December 31, 2021. We have corrected this error by making an out-of-period adjustment as of December 31, 2022, reducing Balance Sheet amounts for both Common Stock and Common Stock to be Issued, and increasing the Balance Sheet amount for Additional Paid-In Capital.

Common stock activity for the years ended December 31, 2022 and 2021 was as follows:

2022

1.	In connection with our issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares at December 31, 2021. The shares were issued on February 28, 2022.
2.	On April 21, 2022 a stockholder agreed to cancel 2,000,000 shares they held.
3.	On November 11, 2022, we issued 500,000 shares each to Don Smith, our CEO, and Steve Ritacco, our CIO, pursuant to the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share which was the value of our stock on their date of grant.
4.	In connection with the employment agreements for Messrs. Smith and Ritacco, we became obligated to issue an additional 500,000 shares each on their vesting date of December 31, 2022. The total of 1,000,000 shares were valued at $300,000 or $0.30 per share which was the value of our stock on December 31, 2022 the date they became vested. The shares were issued in January 2023.
5.	On November 22, 2022, we became obligated to issue 600,000 shares to the holder of the convertible promissory note as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.
6.	In November 2022, we became obligated to issue 24,000 shares to a promissory note holder as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.

2021

1.	We issued 125,000 in connection with our agreement with SRAX, Inc. as described in Note 10.
2.	In connection with our issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares at December 31, 2021. The shares were issued on February 28, 2022

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

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for the years ended December 31, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.5	$0

Warrants

In connection with the transaction with the third-party lender discussed in Note 6, we issued the lender a three-year warrant to purchase 750,000 common shares at $1.00 per share. In allocating the proceeds of the Note between the Note, the Commitment Shares and the Warrant, we valued the Warrant using the Black-Scholes option pricing model and recorded a debt discount of $117,161 which is included in the total discount of $244,450 described in Note 6. The assumptions used in determining the fair value of the warrants were as follows:

December 31, 2022
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

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrant for the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2021	–
Granted during 2021	750,000	$1.00
Outstanding, December 31, 2021	750,000	$1.00
Outstanding, December 31, 2022	750,000	$1.00
Exercisable, end of period	750,000	$1.00	1.9	$0

8.	Income Taxes

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of December 31, 2022, we have net operating loss carryforwards, on a book basis, of $518,048 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2022 and 2021:

	2022	2021
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2022 and 2021:

	2022	2021
US federal statutory income tax rate	21.0%	21.0%
Stock issued for outside and employment services	-13.2%	-9.9%
Gain (loss) on extinguishment of accounts payable	-2.1%	2.5%
Debt discount amortization	-2.9%	-4.9%
Other	-0.0%	-0.1%
Increase in valuation reserve	-2.8%	-8.6%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Net operating loss carry forwards	$108,790	$66,870
Less: valuation allowance	(108,790)	(66,870)
Net deferred tax assets	$–	$–

During the year ended December 31, 2022, the valuation reserve increased $41,920 compared to an increase of $30,293 during the year ended December 31, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of December 31, 2022, that it was more likely than not the deferred tax assets would not be realized.

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

For the years ended December 31, 2022 and 2021, the value of the services provided by SRAX were $334,000 and $166,000, respectively, which amounts are included as a general and administrative expense in the accompanying Statement of Operations.

10.	Subsequent Events

Convertible Promissory Note

On January 31, 2023, we reached an agreement with the noteholder of the Convertible Promissory Note to further extend the maturity date of the Note to August 1, 2023. Under this further extension, we agreed among other things to issue the noteholder 1,000,000 shares of our common stock at a value of $0.11 per share which was the closing price of our stock on the date of the agreement.

SRAX Agreement

On February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX in shares of our common stock valued at $265,000 on the date of the agreement. The market value of our stock on the agreement date was $0.1432 per share which resulted in our obligation to issue SRAX 1,850,559 of our common shares.

Igala/Waterford Agreements

On March 2, 2023, we entered into a consulting agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. The term of the agreement is for one month with an option to extend on the mutual agreement of the parties. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock, the value of which is $72,000 based on the market value of our stock on the date of the agreement.

Also on March 2, 2023, we entered into a services agreement with Alta Waterford LLC, the owner of Igala. Under the agreement, Alta Waterford will perform investor awareness services for the one month term of the agreement. The compensation for these services is $1,000.

Private Placement Agreement

On January 5, 2023, we entered into a Private Placement Subscription Agreement with a non-related third party (the “Subscriber”) under which the Subscriber agreed to purchase 250,000 units with each unit consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at $0.10 per share which was the fair market value of our common stock on the date of the agreement.

Amendment to Articles of Incorporation

On March 12, 2023, we amended our Articles of Incorporation to increase the total number of authorized common shares to five hundred million (500,000,000), $0.00001 par value.

Cancellation of Shares

In February 2023, four stockholders agreed to cancel a total of 2,145,000 shares of our common stock they held. We paid no consideration to the stockholders for the cancellation of their shares.

