Form 10-Q
period 2023-03-31
Tribal Rides International Corp.
filed 2023-05-22
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on May 19, 2023 was 36,157,500.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets:
Cash	$49	$4,213
Total current assets	49	4,213
Software and equipment, net	126,574	126,860
Patents, net	6,377	6,579
Total noncurrent assets	132,951	133,439
Total Assets	$133,000	$137,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$119,371	$92,573
Deferred revenue	9	9
Notes payable, net of debt discount	310,000	310,000
Due to related party	183,033	163,441
Total current liabilities	612,413	566,023
Total Liabilities	612,413	566,023

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 36,157,500 and 36,502,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	362	365
Common stock to be issued, 4,224,559 and 1,624,000 shares as of March 31, 2023 and December 31, 2022, respectively	42	16
Additional paid-in capital	1,998,631	1,591,654
Accumulated deficit	(2,478,448)	(2,020,406)
Total Stockholders’ Deficit	(479,413)	(428,371)
Total Liabilities and Stockholders’ Deficit	$133,000	$137,652

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating expenses:
Selling and marketing	$5,556	$2,895
General and administrative (includes stock-based expense of $272,000 and $310,627, respectively)	333,293	351,614
Total operating expense	338,849	354,509

Operating loss	(338,849)	(354,509)

Other income (expense):
Interest expense	(9,193)	(7,497)
Amortization of debt discount	–	(144,199)
Gain (loss) on extinguishment of debt	(110,000)	–
Total other income (expense)	(119,193)	(151,696)

Loss before provision for income taxes	(458,042)	(506,205)

Provision for income taxes	–	–

Net loss	$(458,042)	$(506,205)

Weighted average shares basic and diluted	39,297,860	37,502,500

Weighted average basic and diluted loss per common share	$(0.01)	$(0.01)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	–	250,000	2	12,498	–	12,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issuable for services	800,000	8	1,850,559	19	121,973	–	122,000
Stock award shares	1,000,000	10	(500,000)	(5)	149,995	–	150,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Loss on extinguishment of debt	–	–	1,000,000	10	109,990	–	110,000
Net loss	–	–	–	–	–	(458,042)	(458,042)
Balance – March 31, 2023 (unaudited)	36,157,500	$362	4,224,559	$42	$1,998,631	$(2,478,448)	$(479,413)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142
Shares issued with debt	1,320,000	132	(1,320,000)	(132)	–	–	–
Net loss	–	–	–	–	–	(506,205)	(506,205)
Balance – March 31, 2022 (unaudited)	37,502,500	$3,751	–	$–	$832,284	$(1,035,098)	$(199,063)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(458,042)	$(506,205)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	122,000	310,627
Shares issued and issuable pursuant to employment agreements	150,000	–
Loss on extinguishment of debt	110,000	–
Amortization of software and equipment	488	358
Amortization of debt discount	–	144,199
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	26,798	(6,934)
Deferred revenue	–	9
Net cash used in operating activities	(48,756)	(57,946)

Cash flows from investing activities:
Capital expenditures	–	(50,255)
Net cash used in investing activities	–	(50,255)

Cash flows from financing activities:
Proceeds from PPM sale of shares – non-related	25,000	–
Borrowings from related parties	19,592	16,500
Net cash from financing activities	44,592	16,500

Net change in cash	(4,164)	(91,701)
Cash, beginning of period	4,213	121,481
Cash, end of period	$49	$29,780

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

On February 24, 2021, we filed an Amendment to our Articles of Incorporation changing our name to Tribal Rides International Corp. On February 23, 2022, we filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our ticker symbol. Until that change is made, our ticker symbol remains XNDA. On March 13, 2023, we amended our Articles of Incorporation to increase the total number of authorized common shares to five hundred million (500,000,000) shares.

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

Although we have made progress on our platform, it is continuing to undergo beta testing while we await additional funding. We hope to launch the next phase of release during the year ended December 31, 2023. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using the Paypal financial transaction features to supplement our current Stripe capabilities.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,478,448 as of March 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Internal Use Software Development

We account for costs incurred to develop or purchase computer software for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40 "Internal-Use Software" or ASC 350-50 "Website Costs". As required by ASC 350-40, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of March 31, 2023 and December 31, 2022 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of March 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$183,033	$–

As of December 31, 2022:
Liabilities:
Due to related parties – recognized at fair value (1)	$163,441	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the three months and year ended March 31, 2023 and December 31, 2022, respectively there were no transfers between Levels 1, 2 or 3.

Financial risk factors

As our software platform has not yet been launched, we believe our activities do not yet expose us to any market, credit or liquidity risk.

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

Debt Issued with Common Stock/Warrants

Debt and common stock issued with common stock/detachable warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt With Conversion or Other Options. We record the relative fair value of debt or common stock and warrants related to the issuance of debt as a debt discount or premium in the case of debt and as additional paid-in capital in the case of common stock.  Debt discount or premium is subsequently amortized to interest expense over the expected term of the debt.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2023 and 2022, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Software for internal use	$124,709	$124,709
Equipment	3,479	3,479
	128,188	128,188
Less accumulated depreciation and amortization	(1,614)	(1,328)
	$126,574	$126,860

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. Once the software is installed and fully tested and we begin to use it for its intended purposes, which we estimate will be later in calendar 2023, the costs will be amortized over a five-year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $286 and $232 for the three months ended March 31, 2023 and 2022, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the three months ended March 31, 2023 and 2022, we recorded patent amortization expense of $202 and $126, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	March 31, 2023	December 31, 2022

Joe Grimes	$120,154	$103,154
Sanjay Prasad	7,879	7,287
Don Smith	39,000	37,000
KeptPrivate.com	16,000	16,000
	$183,033	$163,441

Mr. Grimes is our CEO and Director as well as our largest shareholder. Certain amounts owed to Mr. Grimes are represented by notes payable with zero interest rates.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the three-month periods ended March 31, 2023 and 2022, totaled $592 and 0, respectively.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the three-month periods ended March 31, 2023 and 2022, totaled $10,500 and $10,500, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Ritacco, through his company KeptPrivate.com, is to receive monthly cash payments of $8,000. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. Beginning in April 2022, Mr. Ritacco informed our Company that he would forego any cash compensation until such time our Company has a significant funding event. The amount charged by KeptPrivate.com for services for the years ended three months ended March 31, 2023 and 2022 totaled 0 and $24,000, respectively.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following:

	March 31, 2023	December 31, 2022

Convertible promissory note	$290,000	$290,000
Promissory notes	20,000	20,000
Subtotal	310,000	310,000
Less current portion	(310,000)	(310,000)
Long-term portion	$–	$–

Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 has been recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note was to mature on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrued interest at 10% per annum from the Issue Date with monthly interest payments being due at the beginning of each month. In the event the Note was extended for six months, the interest accrual would adjust to 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

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

We allocated the proceeds from the Note between the Note, the Commitment Shares and the Warrant and recorded a debt discount of $290,000. We amortized the debt discount over the initial six-month term of the Note. The expense recorded for the three months ended March 31, 2022 was $144,199.

On May 22, 2022, pursuant to our Company’s request, the Note was extended for six months until November 10, 2022. Subsequent to this extension, the Lender further agreed to modify the maturity date of the Note as follows:

•	On November 22, the lender agreed to extend the maturity date of the Note to February 10, 2023. Under the terms of this extension, we agreed to issue the noteholder 600,000 restricted shares of our common stock which we valued at $150,000, or $0.25 per share, based on the fair market value of our stock at the date of the extension. We recorded this amount as a loss on extinguishment of debt during the year ended December 31, 2022, as it represented a major modification to the Note. The shares have not yet been issued but we are working with our transfer agent to have them issued.

•	On January 31, the lender agreed to an additional extension of the Note to August 31, 2023. Under the terms of this letter, we agreed to issue the noteholder 1,000,000 restricted shares of our common stock which we valued at $110,000, or $0.11 per share, based on the fair market value of our stock at the date of acceptance. This amount was recorded as a loss on extinguishment of debt during March 31, 2023, as it represented a major modification to the Note. The shares have not yet been issued but we are working with our transfer agent to have them issued.

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

We amortized the debt discount over the initial six-month term of the Note resulting in amortization of $144,199 in the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, we recorded interest expense for this note of $8,700 and $7,250, respectively.

Promissory Notes

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and was repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the three months ended March 31, 2023, we recorded interest expense of $493 for this note.

7.	Agreements

SRAX

Effective February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX in shares of our common stock valued at $265,000 on the date of the agreement. The market value of our stock on the agreement date was $0.1432 per share which resulted in our obligation to issue SRAX 1,850,559 of our common shares. During the three months ended March 31, 2023, SRAX had provided $50,000 of services which we have recorded as a general and administrative expense. We have not yet issued the shares to SRAX. Once the shares are issued, we will record the amount of the remaining SRAX services to prepaid expense and additional paid-in capital. The prepaid expense will be amortized based on the amount of services provided.

Igala/Waterford Agreements

On March 2, 2023, we entered into a Consulting Agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. The term of the agreement is for one month with an option to extend it on the mutual agreement of the parties. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock, the value of which is $72,000 based on the market value of our stock on the date of the agreement and recorded a general and administrative expense for that amount in the three months ended March 31, 2023.

Also on March 2, 2023, we entered into a services agreement with Alta Waterford LLC, the owner of Igala. Under the agreement, Alta Waterford will perform investor awareness services for the one-month term of the agreement. The compensation for these services is $1,000.

8.	Capital Stock

Common Stock

On March 13, 2023, we amended our Articles of Incorporation to increase the total number of authorized common shares from fifty million (50,000,000) to five hundred million (500,000,000), $0.00001 par value.

In 2022, we discovered an error whereby we previously reported our par value as $0.0001 per share. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the Balance Sheet as of December 31, 2021 and Statement of Operations, Changes in Stockholders’ Equity (Deficit), and Cash Flows for the year ended December 31, 2021. We have corrected this error by making an out-of-period adjustment as of December 31, 2022, reducing Balance Sheet accounts for both Common Stock and Common Stock to be Issued, and increasing the Balance Sheet account Additional Paid-In Capital.

Private Placement Agreement

On January 5, 2023, we entered into a Private Placement Subscription Agreement (“PPM”) with a non-related third party (the “Subscriber”) under which the Subscriber agreed to purchase 250,000 units with each unit consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at $0.10 per share, which was the fair market value of our common stock on the date of the agreement and expire in three years from the date of issuance. In allocating the proceeds of the PPM between the common stock and the warrant, we valued the warrant using the Black-Scholes option pricing model and recorded the resulting amount of $12,500 as an increase to additional paid-in capital. The shares have not yet been issued.

Employment Agreement Shares

During the three months ended March 31, 2023, 250,000 common shares became vested for each of Don Smith, our CFO, and Steve Ritacco, our CIO, (total of 500,000 shares) as stock awards under the terms of their employment agreements. The shares were valued at $150,000, or $0.30 per share, which was the fair market value of the shares on November 17, 2021, the date they were awarded. This amount was recorded as a general and administrative expense during the three-month period ended March 31, 2023.

Other Common Stock Activity

Other common stock activity for the three months ended March 31, 2023 and 2022 was as follows:

March 31, 2023

1.	On November 11, 2022, we issued 500,000 shares each to Don Smith, our CEO, and Steve Ritacco, our CIO, in accordance with the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share which was the value of our stock on their date of grant.
2.	In connection with the employment agreements for Messrs. Smith and Ritacco, we were obligated to issue 500,000 shares to each individual on their vesting date of December 31, 2022. The total of 1,000,000 shares were issued in January 2023.
3.	On November 22, 2022, we became obligated to issue 600,000 shares to the holder of the convertible promissory note as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.
4.	In November 2022, we became obligated to issue 24,000 shares to a promissory note holder as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.
5.	In February 2023, four stockholders agreed to cancel a total of 2,145,000 shares of our common stock they held. We paid no consideration to the stockholders for the cancellation of their shares.

March 31, 2022

1.	In connection with our issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares. The shares were issued on February 28, 2022.

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

Activity related to stock options through March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, March 31, 2023	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.2	$0

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

In connection with the PPM, we issued the Subscriber a three-year warrant to purchase 250,000 common shares at $0.10 per share.

The assumptions used in determining the fair value of the PPM warrant were as follows:

March 31, 2023
Expected term in years	3 years
Risk-free interest rate	4.18%
Annual expected volatility	1,237.9%
Dividend yield	0.00%

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

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrants for the three months ended March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2022	750,000	$1.00
Granted during the three months ended March 31, 2023	250,000	0.10
Outstanding, March 31, 2023	1,000,000	$0.78
Exercisable, end of period	1,000,000	$0.78	4.4	$0

9.	Subsequent Events

Stock Awards

In April 2023, we granted stock awards of 250,000 and 100,000 common shares to Don Smith, our CFO, and to a consultant, respectively.

Independent Contractor Agreement

In April 2023, we entered into an Independent Contractor Agreement with an unrelated individual. Under the agreement, the individual will assist in the preparation of our business plan, financial forecasts and go-to-market advertising and social media plans. In addition, the individual will assist and advise on strategy plans, funding needs and programs in connection with our SRAX relationship. The term of the agreement runs through March 2024.

The agreement requires us to issue 2,100,000 shares of our common stock to the individual on contract execution. In addition, we agreed to make monthly payments of $5,000 once funding of the first $500,000 has been achieved.

Services Agreement

In April 2023, we entered into a Services Agreement with a company under which the company agreed to provide services relating to finishing the development of our software platform and making it scalable. The estimated cost of providing the services is $136,500 for platform development and $128,400 for post-release development and six months of maintenance. Payments for the platform development phase will be required upon the reaching of milestones defined in the agreement and payments for the post-release development and maintenance phase will be made in six monthly payments of $21,400.

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

You should not rely on forward-looking statements in this document. This managements’ discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Readers should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,478,448 as of March 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the period ended March 31, 2023 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Product Release

Phase 2 (2023): After successfully achieving phase 1’s major milestones in 2022, we have redesigned and added important and enhanced features sets, as well as identifying the bugs and shortcoming to the Minimum Viable Product. Once the applications are “hardened” and additional feature sets incorporated, we will be releasing both applications and encouraging new Drivers and Riders to use our applications within our Tribal Rides platform. Phase 2 is enabling us to rewrite the applications to be more scalable with improved transparency for financial transactions, incorporating our improved understanding of driver and rider preferences, enhance the application, incorporate additional patent and patent-pending technologies, and to plan on additional transportation alternatives.

Current Release of Tribal Rides Driver and Rider applications for both Apple and Android phones and tablets is scheduled for the July/August 2023 timeframes.

Phase 3 (2024): phase 3 is planned to provide a stable and enhanced application for both Drivers and Riders, while planning for and incorporating next-generation self-driving car capabilities as well as other transportation alternatives.

Marketing and Early Adoption of our Applications

Our marketing plan successfully reached out through various social media outlets to communicate directly with drivers and riders who will be interested in our new and innovative features and functions for shared rides.

As of May 2023, we have received 799 requests for our Tribal Rides Driver application which is scheduled to be released 3rd quarter 2023. We are very encouraged by these early adopters and view these requests as confirmation of our design approach and the availability of an untapped market segment that is not being addressed by the other major shared-ride applications.

We expect that our business relationship with recently engaged SRAX, Inc., a firm that specializes in investor relations and public awareness campaigns through a sophisticated targeted marketing platform, will significantly increase our product exposure and will encourage many more requests for both the Tribal Rides Driver and Rider applications. Preliminary discussions with several high volume shared-ride drivers confirm our approach, but more importantly, suggest that the shared-ride driver network which exists informally, will spread news of our application virally.

Sales Forecast 2023 and 2024

Based upon the initial 799 driver requests for our application and the currently scheduled release date of 3rd quarter 2023, we estimate the range of revenue to be from $250,000 up to $500,000 in 2023 and upwards of $10,000,000 in 2024. This forecast is based upon a modest initial adoption rate of 35% of these 799 requests and a growth rate of 25%.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For both three months ended March 31, 2023 and 2022, we had no revenues.

Our operating expenses for the three months ended March 31, 2023 were $338,849 compared to $351,614 for the three months ended March 31, 2022. In 2023, we incurred an expense of $150,000 for common stock issuable to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In 2023, we also incurred an expense of $122,000 for common stock issuable to SRAX and a consultant as described in Note 7 to the accompanying financial statements. In 2022 the expense related to an agreement with SRAX for investor relations services was $310,627. Also in 2023, we recorded a $34,400 expense to a firm to assist us with the design and marketing of certain aspects of our software platform. Finally, in 2023 we experienced a reduction of $17,962 in our accounting fees.

Our other income/expense for the three months ended March 31, 2023 totaled net expenses of $119,193 compared to $151,696 in net expenses in the 2022 period. The 2023 period included interest expense of $9,193 versus $7,497 in 2022. Also in 2023, we recorded a loss on extinguishment of debt of $110,000 which resulted from a debt extension agreement for our convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period included debt discount amortization of $144,199 related to the convertible promissory note.

Our net loss for the three months ended March 31, 2023 of $458,042 ($0.01 per share) compares to a net loss of $506,205 ($0.01 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the three months ended March 31, 2023, we issued a Private Placement Memorandum (“PPM”) to an individual and received $25,000 in proceeds. As of March 31, 2023, we have $49 in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of March 31, 2023, we had cash of $49 and total assets of $133,000 compared with cash of $4,213 and total assets of $137,652 as of December 31, 2022. From December 31, 2022 to March 31, 2023, our total liabilities increased by $46,390 due to increases in accounts payable and accrued liabilities ($26,798) and related party advances ($19,592).

During the three months ended March 31, 2023 we issued or became obligated to issue shares of our common stock as follows: 250,000 shares in connection with the PPM, 500,000 shares to our CFO and CTO in accordance with the terms of their employment agreements, 2,650,559 shares for services and 1,000,000 shares for the extension of the maturity date of our convertible note payable. In addition, four shareholders agreed to cancel 2,145,000 shares they owned. No consideration was paid for the cancellation of the shares.

Cash Flows

During the three months ended March 31, 2023, we used cash of $48,756 in our operating activities versus $57,976 in the comparable 2022 period. This use of cash in the 2023 period was caused by our net loss of $458,042 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, loss on extinguishment of debt, and changes in accounts payable and accrued liabilities, and deferred revenue. In the 2022 period, our net loss of $506,205 was offset mainly by non-cash items of shares issued for services amortization of debt discount, and changes in accounts payable and accrued liabilities.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2023. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, 250,000 common shares became vested for each of Don Smith, our CFO, and Steve Ritacco, our CIO, (total of 500,000 shares) as stock awards under the terms of their employment agreements.

On January 5, 2023, we entered into the PPM with the Subscriber under which the Subscriber agreed to purchase 250,000 units with each unit consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at $0.10 per share, which was the fair market value of our common stock on the date of the agreement and expire in three years from the date of issuance.

On January 31, AJB Capital Investments, LLC agreed to an additional extension of the Note to August 31, 2023. Under the terms of this letter, we agreed to issue the noteholder 1,000,000 restricted shares of our common stock

Effective February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. Under the agreement, we agreed to compensate SRAX in 1,850,559 shares of our common shares.

On March 2, 2023, we entered into a Consulting Agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock.

The securities above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act of 1933, as amended, based in part on the representations of the investors and recipients. There were no sales commissions paid pursuant to these transactions. The sales were not as a result of any general solicitation.

Item 6.	Exhibits

SEC Ref. No.	Title of Document
10.1*	Modification-Extension of Maturity Date dated January 31, 2023 with AJB Capital Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBAL RIDES INTERNATIONAL CORP.

Date: May 22, 2023	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Don Smith
Don Smith, Chief Financial Officer (Principal Financial and Accounting Officer)

