Form 10-Q
period 2023-09-30
Tribal Rides International Corp.
filed 2024-06-27
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on December 11, 2023 was 39,935,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current assets:
Cash	$–	$4,213
Prepaid expenses	107,100	–
Total current assets	107,100	4,213
Software and equipment, net	136,284	126,860
Patents, net	6,173	6,579
Total noncurrent assets	142,457	133,439
Total Assets	$249,557	$137,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$760	$–
Accounts payable and accrued liabilities	$225,383	$92,573
Deferred revenue	9	9
Notes payable, net of debt discount	355,750	310,000
Derivative liability	18,227	–
Due to related party	211,408	163,441
Total current liabilities	811,537	566,023
Total Liabilities	811,537	566,023

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 39,607,500 and 36,502,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	396	365
Common stock to be issued, 4,641,226 and 1,624,000 shares as of September 30, 2023 and December 31, 2022, respectively	46	16
Additional paid-in capital	2,126,643	1,591,654
Accumulated deficit	(2,689,065)	(2,020,406)
Total Stockholders’ Deficit	(561,980)	(428,371)
Total Liabilities and Stockholders’ Deficit	$249,557	$137,652

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Operating expenses:
Selling and marketing expense	$52	$561	$5,858	$3,517
General and administrative expense	22,935	625,166	712,264	1,051,044
Total operating expense	22,987	625,727	718,122	1,054,561

Operating loss	(22,987)	(625,727)	(718,122)	(1,054,561)

Other income (expense)
Interest expense	–	(10,369)	(19,060)	(25,445)
Amortization of debt discount	–	–	(1,930)	(208,287)
Derivative expense	–	–	(7,047)	–
Gain on extinguishment of debt	–	–	77,500	–
Total other income (expense)	–	(10,369)	49,463	(233,732)

Loss before provision for income taxes	(22,987)	(636,096)	(668,659)	(1,288,293)

Provision for income taxes	–	–	–	–

Net loss	$(22,987)	$(636,096)	$(668,659)	$(1,288,293)

Weighted average shares basic and diluted	43,109,532	36,491,630	43,109,532	36,649,020

Weighted average basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.04)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	–	250,000	2	12,498	–	12,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issued or issuable for services	800,000	8	1,850,559	19	121,973	–	122,000
Stock award shares	1,000,000	10	(500,000)	(5)	149,995	–	150,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Loss on extinguishment of debt	–	–	1,000,000	10	109,990	–	110,000
Net loss	–	–	–	–	–	(458,042)	(458,042)
Balance – March 31, 2023 (unaudited)	36,157,500	362	4,224,559	42	1,998,631	(2,478,448)	(479,413)
Shares issued or issuable with PPM	250,000	2	750,000	8	24,990	–	25,000
Shares issued or issuable for services	2,200,000	22	250,000	2	165,526	–	165,550
Stock award shares	–	–	416,667	4	124,996	–	125,000
(Gain) loss on extinguishment of debt	1,000,000	10	(1,000,000)	(10)	(187,500)	–	(187,500)
Net loss	–	–	–	–	–	(187,630)	(187,630)
Balance – June 30, 2023 (unaudited)	39,607,500	396	4,641,226	46	2,126,643	(2,666,078)	(538,993)

Net loss	–	–	–	–	–	(22,987)	(22,987)
Balance – September 30, 2023 (unaudited)	39,607,500	$396	4,641,226	$46	$2,126,643	$(2,689,065)	$(561,980)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2021	36,182,500	$3,619	1,320,000	$132	$832,284	$(528,893)	$307,142
Shares issued with debt	1,320,000	132	(1,320,000)	(132)	–	–	–
Net loss	–	–	–	–	–	(506,205)	(506,205)
Balance – March 31, 2022 (Unaudited)	37,502,500	3,751	–	–	832,284	(1,035,098)	(199,063)
Cancelled shares	(2,000,000)	(200)	–	–	200	–	–
Net loss	–	–	–	–	–	(145,992)	(145,992)
Balance – June 30, 2022 (Unaudited)	35,502,500	3,551	–	–	832,484	(1,181,090)	(345,055)

Stock award shares to be issued	–	–	1,000,000	100	599,900	–	600,000
Net loss	–	–	–	–	–	(636,096)	(636,096)
Balance – September 30, 2022 (Unaudited)	35,502,500	$3,551	1,000,000	$100	$1,432,384	$(1,817,186)	$(381,151)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net loss	$(668,659)	$(1,288,293)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	287,550	934,000
Shares issued and issuable pursuant to employment agreements	275,000	–
Gain on extinguishment of debt	(77,500)	–
Amortization of software and equipment	981	1,339
Amortization of debt discount	1,930	208,287
Derivative expense	7,047	–
Cash overdraft	720	–
Changes in operating assets/liabilities:	–	–
Prepaid expenses	(107,100)	–
Accounts payable and accrued liabilities	132,811	45,419
Due to Related Parties	–	64,180
Deferred revenue	(9)	9
Other operating expenses	49	–
Net cash used in operating activities	(147,180)	(35,059)

Cash flows from investing activities:
Capital expenditures	(10,000)	(101,444)
Net cash used in investing activities	(10,000)	(101,444)

Cash flows from financing activities:
Proceeds from PPM sale of shares – non-related	50,000	–
Borrowings from notes payable – non-related	55,000	20,000
Borrowings from related parties	47,967	–
Net cash from financing activities	152,967	20,000

Net change in cash	(4,213)	(116,503)
Cash, beginning of period	4,213	121,481
Cash, end of period	$–	$4,978

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,689,065 as of September 30, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of September 30, 2023 and December 31, 2022 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of September 30, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$211,408	$–

As of December 31, 2022:
Liabilities:
Due to related parties – recognized at fair value (1)	$163,441	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the nine months and year ended September 30, 2023 and December 31, 2022, respectively, there were no transfers between Levels 1, 2 or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of September 30, 2023 and 2022, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Software for internal use	$134,709	$124,709
Equipment	3,479	3,479
	138,188	128,188
Less accumulated depreciation and amortization	(1,904)	(1,328)
	$136,284	$126,860

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. In April 2023, we entered into a Services Agreement with Trinesis Technologies Private Limited under which Trinesis agreed to further develop our platform so that it would become robust and scalable. See Note 7. During the nine months ended September 30, 2023, we recorded $10,000 as an addition to Software for Internal Use. Once the software is installed and fully tested and we begin to use it for its intended purposes, which we estimate will be later in calendar 2024, the costs will be amortized over a five-year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $575 and $522 for the nine months ended September 30, 2023 and 2022, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the nine months ended September 30, 2023 and 2022, patent amortization expense amounted to $406 and $318, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	September 30, 2023	December 31, 2022

Joe Grimes	$148,029	$103,154
Sanjay Prasad	7,879	7,287
Don Smith	39,500	37,000
KeptPrivate.com	16,000	16,000
	$211,408	$163,441

Mr. Grimes is our CEO and Director as well as our largest shareholder. Certain amounts owed to Mr. Grimes are represented by notes payable with zero interest rates.

Mr. Prasad, Director, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the nine-month periods ended September 30, 2023 and 2022, totaled $592 and zero, respectively.

Mr. Smith was our Company’s CFO until his resignation effective May 31, 2023. Mr. Smith is a party to a November 17, 2021 employment agreement, as amended, under which our Company agreed to pay Mr. Smith monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the nine months ended September 30, 2023 and 2022, totaled $17,500 and $21,000, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is a party to a November 17, 2021 employment agreement, as amended, under which Mr. Ritacco, through his company KeptPrivate.com, is to receive monthly cash payments of $8,000. His company performs services related to the development of our Company’s digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. Beginning in April 2022, Mr. Ritacco informed our Company that he would forego any cash compensation until such time as our Company has a significant funding event. The amount charged by KeptPrivate.com for services for the years ended nine months ended September 30, 2023 and 2022 totaled zero and $24,000, respectively.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following:

	September 30, 2023	December 31, 2022

10% convertible promissory note	$320,000	$290,000
6% convertible promissory note	25,000	–
Less debt discount	(9,250)	–
Promissory note	20,000	20,000
Subtotal	355,750	310,000
Less current portion	(355,750)	(310,000)
Long-term portion	$–	$–

10% Convertible Promissory Note

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with a third party (the “Lender”), for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carries an original issue discount of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 has been recorded as original issue discount. As a result, we were provided $244,500 upon the Note’s execution. The Note was to mature on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrued interest at 10% per annum from the Issue Date with monthly interest payments being due at the beginning of each month. In the event the Note was extended for nine months, the interest accrual would adjust to 12% per annum and, in the event of a default, interest will accrue at 20% per annum. The Note is secured by all of our Company’s assets.

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

We allocated the proceeds from the Note between the Note, the Commitment Shares and the Warrant and recorded a debt discount of $290,000. We amortized the debt discount over the initial nine-month term of the Note. The expense recorded for the nine months ended September 30, 2022 was $208,287.

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

During the nine months ended September 30, 2023 and 2022, interest expense for this note amounted to $17,810 and $14,581, respectively.

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

The assumptions used in determining the value of the embedded derivative in this note during the three and nine months ended September 30, 2023 were as follows:

Expected term in years	1 year
Risk-free interest rate	5.06% to 5.40%
Annual expected volatility	332.8% to 341.5%
Dividend yield	0.00%

Risk-free interest rate: The risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the option grant.

Volatility: Expected volatility of the stock price is based on the corresponding volatility of our historical stock price.

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

The following table represents derivative liability activity as it relates to this note for the nine months ended September 30, 2023:

At note issuance date	$11,180
Derivative expense	7,047
Balance at September 30, 2023	$18,227

We are amortizing the debt discount on a straight-line basis over the term of the note. For the nine months ended September 30, 2023, amortization of debt discount was $1,930. Interest expense in connection with this note was $259 for the nine-month period ended September 30, 2023.

Promissory Note

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and was repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the nine months ended September 30, 2023, interest expense was $992 for this note.

7.	Agreements

SRAX Agreement

Effective February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX in shares of our common stock valued at $265,000 on the date of the agreement. The market value of our stock on the agreement date was $0.1432 per share which resulted in our obligation to issue SRAX 1,850,559 of our common shares. During the three months ended March 31, 2023, SRAX had provided $50,000 of services which was recorded as a general and administrative expense during the nine months ended September 30, 2023. No additional services were provided under the agreement during the three months ended September 30, 2023. We have not yet issued the shares to SRAX. Once the shares are issued, we will record the amount of the remaining SRAX services to prepaid expense and additional paid-in capital. The prepaid expense will be amortized based on the amount of services provided or over the one-year term, whichever occurs sooner.

On July 24, 2023, SRAX informed us that we owed them a total of 6,524,441 shares of our common stock under share adjustment provisions in our agreements with them. We have disputed this claim and are attempting to obtain additional information from SRAX in order to assess its validity.

Igala/Waterford Agreements

On March 2, 2023, we entered into a Consulting Agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. The term of the agreement is for one month with an option to extend it on the mutual agreement of the parties. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock, the value of which is $72,000 based on the market value of our stock on the date of the agreement and recorded a general and administrative expense for that amount in the nine months ended September 30, 2023.

Also on March 2, 2023, we entered into a services agreement with Alta Waterford LLC, the owner of Igala. Under the agreement, Alta Waterford will perform investor awareness services for the one-month term of the agreement. The compensation for these services is $1,000.

Independent Contractor Agreement

On April 2, 2023, we entered into an Independent Contractor Agreement with a non-related individual under which the individual agreed to assist in the finalization of our business and marketing plans, create financial forecasts, assist with funding efforts and advise our Board of Directors with respect to various strategic matters. The term of the agreement is one year. As compensation under the agreement, we agreed to issue the individual 2,100,000 shares of our common stock and to make monthly cash payments of $5,000. The shares were valued at $142,800, or $0.068 per share, which was the fair market value of our common stock as of the date of the agreement and recorded a prepaid expense in that amount. We are amortizing the value of the shares over term of the agreement and recorded a general and administrative expense of $35,700 during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recorded total expense of $50,700 in connection with this agreement, $35,700 in common stock value and $15,000 in cash value.

Trinesis Technologies Agreement

On April 13, 2023, we entered into a Services Agreement with Trinesis Technologies Private Limited, a corporation located in India. Under the agreement, Trinesis agreed to rebuild our software platform so that it is robust and scalable which is expected to be completed later this calendar year. As compensation for the services, we agreed to pay Trinesis a total of $136,500, with periodic payments being made as certain milestones are reached. During the nine months ended September 30, 2023, we have recorded amounts paid to Trinesis of $10,000 as Software for Internal Use. Amounts owed to Trinesis which are unpaid as of September 30, 2023 totaling $65,025 were expensed.

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

Share Activity

The following share activity took place during the nine-month periods ended September 30, 2023:

	Shares Issued	Shares to be Issued	Amount Recorded during Nine Months Ended September 30, 2023

Private Placement Memoranda:
January 5, 2023, including warrant	250,000	–	$25,000
April 13, 2023	–	1,000,000	25,000
Subtotal	250,000	1,000,000	50,000
Shares for services:
Bonus shares	100,000	250,000	22,750
Stock awards	1,000,000	916,667	275,000
Independent Contractor Agreement	2,100,000	–	142,800
Igala/Waterford Agreements	800,000	–	72,000
SRAX Agreement	–	1,850,559	50,000
Subtotal	4,000,000	3,017,226	562,550

Debt Modification shares	1,000,000	–	110,000
Share cancellations	(2,145,000)	–	–
Total	3,105,000	4,017,226	$722,550

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

Employment Agreement Shares

During the nine months ended September 30, 2023, we issued 500,000 shares each to the CFO and CIO (total of 1,000,000 shares) as stock awards under the terms of their employment agreements. These shares had been vested as of December 31, 2022, but had not been issued until 2023. Additionally, in accordance with the terms of their employment agreements, a total of 916,667 shares became vested during the nine months ended September 30, 2023 to these two individuals (500,000 shares to our CIO and 416,667 shares to our CFO). The shares vested during the nine months ended September 30, 2023 were valued at $275,000, or $0.30 per share, which was the fair market value of the shares on November 17, 2021, the date they were awarded. This amount was recorded as a general and administrative expense during the nine-month period ended September 30, 2023.

Share Cancellations

In February 2023, four stockholders agreed to cancel a total of 2,145,000 shares of our common stock they held. We did not pay any consideration to the stockholders for the cancellation of their shares.

Prior Year Share Activity

During the nine months ended September 30, 2022 the following share activity took place (a) in connection with the issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares, which shares were issued on February 28, 2022 and (b) effective April 21, 2022 a shareholder agreed to cancel 2,000,000 shares they held for which no consideration was paid.

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options through September 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, September 30, 2023	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.0	$0

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrants for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2022	750,000	$0.0500
Granted during nine months ended September 30, 2023	250,000	0.1000
Outstanding, September 30, 2023	1,000,000	$0.0625
Exercisable, end of period	1,000,000	$0.0625	4.3	$0

9.	Subsequent Events

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,666,078 as of September 30, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the period ended September 30, 2023 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

For both three months ended September 30, 2023 and 2022, we had no revenues.

Our operating expenses for the three months ended September 30, 2023 were $22,987 compared to $636,096 for the three months ended September 30, 2022, a decrease of $613,906. In 2023, we incurred an expense of $0 for common stock issuable to our Chief Information Officer (“CIO”) and our then Chief Financial Officer (“CFO”) in connection with the terms of their amended employment agreements. Also in 2023, we incurred an expense totaling $22,750 for common stock issued to our then CFO and a consultant as bonuses. The 2022 period included $20,000 in consulting fees and $23,373 in investor relations fees for which there were no comparable fees in the 2023 period. Certain of our expenses in the 2023 period were higher than in the 2022 period in the following categories: legal and accounting up $29,720 mainly due to timing of the services provided; $50,700 in consulting expenses associated with our agreement with an independent contractor discussed in Note 7 to the accompanying financial statements; $65,025 in consulting expenses associated with our agreement with Trinesis Technologies also discussed in Note 7; and $34,000 in consulting expense to a firm assisting with the design and marketing of certain aspects of our software platform.

Our other income/expense for the three months ended September 30, 2023 totaled net other income of $NIL compared to net other expense of $10,369 in the 2022 period. The 2023 period included interest expense of $nil versus $10,369 in 2022. Amortization of debt discount in 2023 was $1,930 compared to $64,088 in 2022. In the 2023 period, we recorded a gain on extinguishment of debt associated with a replacement warrant issued in connection with a debt modification for our convertible promissory note described in Note 6 to the accompanying financial statements. Finally, in the 2023 period, we recorded derivative expense of $7,047 associated with the 6% convertible promissory note also as discussed in Note 6.

Our net loss for the three months ended September 30, 2023 of $22,987 ($0.00 per share) compares to a net loss of $187,630 ($0.00 per share) in the previous period.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

For both nine months ended September 30, 2023 and 2022, we had no revenues.

Our operating expenses for the nine months ended September 30, 2023 were $668,659 compared to $1,054,561 for the nine months ended September 30, 2022, an increase of $385,902. In 2023, we incurred an expense of $275,000 for common stock issuable to our Chief Information Officer (“CIO”) and our then Chief Financial Officer (“CFO”) in connection with the terms of their amended employment agreements. In 2023, we also incurred an expense of $122,000 for common stock issuable to SRAX and a consultant as described in Note 7 to the accompanying financial statements. Also in 2023, we incurred an expense totaling $22,750 for common stock issued to our then CFO and a consultant as bonuses. The 2022 period included $20,000 in consulting fees and $334,000 in investor relations fees (SRAX-related) for which there were no comparable fees in the 2023 period. Certain of our expenses in the 2023 period were higher than in the 2022 period in the following categories: legal and accounting up $12,217 mainly due to timing of the services provided; $50,700 in consulting expenses associated with our agreement with an independent contractor discussed in Note 7 to the accompanying financial statements; $65,025 in consulting expenses associated with our agreement with Trinesis Technologies also discussed in Note 7; and $34,000 in consulting expense to a firm assisting with the design and marketing of certain aspects of our software platform.

Our other income/expense for the nine months ended September 30, 2023 totaled net other income of $49,463 compared to net other expense of $223,732 in the 2022 period. The 2023 period included interest expense of $19,060 versus $15,077 in 2022. Amortization of debt discount in 2023 was $1,930 compared to $208,287 in 2022. Also in 2023, we recorded a net gain on extinguishment of debt of $77,500 which consisted a gain on extinguishment of $187,500 from a debt modification agreement for our convertible promissory note offset by a loss on extinguishment of $110,000 from a debt extension agreement for that same note, all as described in Note 6 to the accompanying financial statements. Finally, in the 2023 period, we recorded derivative expense of $7,047 associated with the 6% convertible promissory note also as discussed in Note 6.

Our net loss for the nine months ended September 30, 2023 of $668,659 ($0.02 per share) compares to a net loss of $1,288,293 ($0.04 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the nine months ended September 30, 2023, we issued entered into private placement (“PPM”) agreements with two individuals and received $50,000 in proceeds. In addition, we borrowed $25,000 from an individual and $30,000 from the holder of our convertible promissory note during the same period. Finally, certain related parties made net advances to us totaling $47,967 during the same nine-month period. As of September 30, 2023, we have negative $760 in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of September 30, 2023, we had cash of $(760) and total assets of $248,797 compared with cash of $4,213 and total assets of $137,652 as of December 31, 2022. From December 31, 2022 to September 30, 2023, our total liabilities increased by $244,754 due to increases in accounts payable and accrued liabilities ($132,810), notes payable net of debt discount ($45,750), derivative liability ($18,227) and related party advances ($47,967).

During the nine months ended September 30, 2023 we issued or became obligated to issue shares of our common stock as follows: 1,250,000 shares in connection with the PPM agreements, 916,667 shares to our CFO and CTO in accordance with the terms of their employment agreements, 5,100,559 shares for services and 1,000,000 shares for the extension of the maturity date of our convertible note payable. In addition, four shareholders agreed to cancel 2,145,000 shares they owned. No consideration was paid for the cancellation of the shares.

Cash Flows

During the nine months ended September 30, 2023, we used cash of $147,940 in our operating activities versus $35,059 in the comparable 2022 period. This use of cash in the 2023 period was caused by our net loss of $668,659 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, gain on extinguishment of debt, amortization of debt discount, and changes in prepaid expenses, and accounts payable and accrued liabilities. In the 2022 period, our net loss of $1,288,293 was offset mainly by non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities.

For investing activities, we used cash of $10,000 in the nine months ended September 30, 2023 compared to $101,444 cash used in the comparable period in 2022, all for capital expenditures.

Our cash flows from financing activities generated $152,967 for the nine months ended September 30, 2023 versus $20,000 in the comparable period in 2022. The 2023 period included $50,000 from the sale of our common shares, $55,000 from the issuance of additional debt and $47,967 from related party advances. The cash flow in the 2022 period was entirely from related party advances.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as both our principal executive officer and our Chief Financial Officer (our principal accounting and financial officer), as appropriate, to allow timely decisions regarding required disclosure. Mr. Grimes evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023. Based on his evaluation, Mr. Grimes concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, 500,000 common shares became vested for Steve Ritacco, our CIO, and 416,667 common shares became vested for Don Smith, our then CFO (total of 916,667 shares) as stock awards under the terms of their employment agreements.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: June 27, 2024	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

