Form 10-K
period 2023-12-31
Tribal Rides International Corp.
filed 2024-10-02
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter based upon the price at which the common equity was last sold was $6,637,800.

As of September 17, 2024, there were 39,935,500 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements may include, but are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers; our ability to raise sufficient capital
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

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

We have and plan on improving a cloud-based Systems as a Solution (“SaaS”) interface for a comprehensive social network and mobile app. Our planned E-commerce module will enable users to create and manage their own highly personalized transportation experience; to form and/or join groups; collaborate on cost-saving strategies; find, schedule, obtain transportation services from within the groups in which they belong, and easily and securely conduct financial transactions.

Further development of our SaaS interface and mobile app and the required marketing and distribution will require additional capital which we are in the process of raising.

We believe that the approximately ten to fourteen million shared-ride drivers in the United States are possible customers for our SaaS services and software and they too may be able to move forward with the autonomous vehicles and their expanded scope of services.

Autonomous Driving Vehicle Global Market:

Autonomous vehicles are slowly gaining market share. While in 2019, there were some 31 million vehicles with at least some level of automation in operation worldwide, that number is expected to surpass 54 million in 2024. Correspondingly, the global autonomous car market is projected to grow as well. Although the market shrank by around 3% in 2020 due to the economic slowdown caused by the Covid-19 pandemic, it is forecast that between 2020 and 2024, the market will grow by almost 60%.2

Some estimate that the autonomous vehicle industry is expected to generate global revenue of $173 billion in the next three years and autonomous ride-sharing is widely seen as the next big step for the industry. The development of autonomous vehicles is set to generate global revenue of $173 billion dollars by 2024 with the ride-sharing market playing a primary role in the development and marketing of the technology.3 The industry is forecasted to be $2.195 billion in 2030.

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

Distribution

We plan on further developing our cloud-based SaaS shared-ride application and interface for a comprehensive social network and mobile app for both Drivers and Riders.

We are currently reviewing and revising our plans for the Driver and Rider applications.

___________________________

4 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles

-is-forecast-to-reach-58-million-units-by-2030-301198944.html

5 https://www.marketwatch.com/press-release/ride-sharing-market-size-soaring-at-cagr-of-2021-by-2026-2021-03-12

Marketing

We are currently reviewing and revising our sales and marketing plans for 2024.

Status of Our Publicly Announced Products or Services

Our SaaS interface is in review.

Competition

Although we believe that our disruptive technology and ecosystem have many unique capabilities, we will be competing with the current shared-ride provider community, both domestically and internationally including: Uber, Lyft, Wingz, Gett, Getaround, BlaBlaCar, RelayRides, Ridejoy, and Justsharelt.

Intellectual Property

We have patented and patent pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement. Our technology may also be subject to protection by other intellectual property laws including copyright and trade secret.

We currently own the following patents and pending applications:

•

U.S. Patent 9,984,574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014.

U.S. Patent 11,217,101, issued January 4, 2022, claims priority to provisional application filed on Jan. 21, 2014.

Government Regulation and Effects on Our Business

Once we have developed our products and services, we plan on operating in a particularly complex legal and regulatory environment. Our business will be subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, cybersecurity, data protection, intellectual property, competition, consumer protection, payments, labor and employment, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.

Employees

As of September, 2024, we had no employees. All work is currently being accomplished by sub-contractors.

ITEM 1A.	RISK FACTORS.

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

None.

ITEM 2.	PROPERTIES.

Our current corporate offices are located at 26060 Acero, Mission Viejo, CA 92691. We have entered into a month-to-month agreement for lease of our corporate offices at no cost. Our telephone number is (949) 434-7259.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2023	First	$0.1432	$0.05
	Second	0.07	0.0432
	Third	0.0299	0.0299
	Fourth	0.02	0.0149

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022	First	$1.07	$0.30
	Second	$0.60	$0.60
	Third	$1.00	$0.21
	Fourth	$0.50	$0.101

	Quarter	High(1)	Low(1)
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$6.10	$1.50
	Second	$4.02	$0.99
	Third	$1.50	$0.02
	Fourth	$1.50	$0.30

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

Holders

As of the close of business on April 17, 2024, we had approximately 26 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Olde Monmouth Stock Transfer Co Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

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

Employment Agreement Shares

During the year ended December 31, 2023, we issued 500,000 shares each to the CFO and CIO (total of 1,000,000 shares) as stock awards under the terms of their employment agreements. These shares had been vested as of December 31, 2022, but had not been issued until 2023. Additionally, in accordance with the terms of their employment agreements, a total of 916,667 shares became vested during the year ended December 31, 2023 to these two individuals (500,000 shares to our CIO and 416,667 shares to our CFO). The shares vested during the nine months ended September 30, 2023 were valued at $275,000, or $0.30 per share, which was the fair market value of the shares on November 17, 2021, the date they were awarded. This amount was recorded as a general and administrative expense during the year ended December 31, 2023

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. There were no sales commissions paid pursuant to these transactions.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements and are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers and our ability to raise sufficient capital
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brand by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,693,747 as of December 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Intellectual Property

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance to reduce wait-time, increasing utilization of vehicles, and decreasing cost. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our patent assets over the remaining life of the patent, which is approximately 10 years.

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

Results of Operations for the Year Ended December 31, 2023 compared to the year ended December 31, 2022

For both years ended December 31, 2023, and 2022, we had no revenues.

Our operating expenses for the year ended December 31, 2023 were $185,914 compared to $1,098,690 for the year ended December 31, 2022. In 2023, the expenses are related to normal operating practices. In 2022, we incurred an expense of $600,000 for common stock issued and issuable to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In 2022, we also incurred an expense of $334,000 related to the investor relations agreement with SRAX, Inc. as described in Note 9 to the accompanying financial statements. Also in 2022, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally in 2022, our professional fees include an expense of $42,000 for our Chief Financial Officer hired in November 2021. This cost was partially offset by a reduction of $26,535 in our accounting fees.

Our other income/expense for the year ended December 31, 2022 totaled net expenses of $392,823 The 2022 period included debt discount amortization of $208,287 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $34,931. Finally, in 2022 we recorded a net loss on extinguishment of debt of $149,605, mainly due to a $150,000 debt extinguishment cost resulting from a debt extension agreement for our convertible promissory note. In the 2021 period, we recorded a net gain on extinguishment of debt of $41,914 in connection with the repayment of a promissory note.

Our net loss for the year ended December 31, 2023, of $185,918 ($0.01 per share) compares to a net loss of 1,491,513 ($0.04 per share) in the previous year.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the year ended December 31, 2023 the company was financed by Related Parties. During the year ended December 31, 2022, we issued a promissory note to a note holder and received $20,000 in proceeds. As of December 31, 2023, we have $NIL in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of December 31, 2023, we had cash of $NIL and total assets of $1,789,157 compared with cash of $4,213 and total assets of $137,652 as of December 31, 2022. Our total liabilities increased in the 2023 period compared to 2022 by $316,295 due to increases in accounts payable and accrued liabilities ($145,084), notes payable, net of debt discount ($103,075) and related party advances ($49,909).

During the year ended December 31, 2022 we issued or became obligated to issue shares of our common stock as follows: 2,000,000 shares to our CFO and CTO in accordance with the terms of their employment agreements, 24,000 shares in settlement of a promissory note, and 600,000 shares for the extension of the maturity date of our convertible note payable.

Cash Flows

During the year ended December 31, 2023, we used cash of $4,213 in our operating activities versus $154,504 in the comparable 2022 period. This use of cash in the 2023 period was caused by our net loss of $185,918 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, loss on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities, and deferred revenue. In the 2022 period, our net loss of $1,098,690 was offset mainly by non-cash items of shares issued for services and, gain on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities.

Our investing activities used cash of $(9,424) and $85,444 for the years ended December 31, 2023 and 2022, respectively, primarily related to costs incurred in the development of our digital transportation platform.

In the year ended December 31, 2023, we generated $(89,872) in financing activities from related party advances in the year ended December 31, 2022, we generated $122,680 in financing activities from the issuance of a note payable of $20,000 as well as proceeds from related party advances of $102,680.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2023. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Because of this material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Joseph Grimes	Chief Executive Officer and Director	January 18, 2020	66
		–	60
Steven Ritacco	Director and Chief Technology Officer	June 1, 2020	60
Sanjay Prasad, Esq.	Director	June 1, 2020	59

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

Sanjay Prasad: Mr. Prasad has served as a director since June 1, 2020. Mr. Prasad has served in a variety of roles as an attorney and advisor to companies around the world. From July 2020 until the present, Mr. Prasad has been a partner at Appleton Luff, a boutique international law firm. He is also an Associate Professor at the Sandra Day O’Connnor College of Law at Arizona State University. From July 2013 until July 2020, Mr. Prasad was a principal at Prasad IP, PC., a law firm specializing in intellectual property. Prior to that Mr. Prasad has served as chief patent counsel at Oracle Corporation and in various executive roles in intellectual property commercialization and as a business executive at Intellectual Ventures and IPVALUE Management. Mr. Prasad received a law degree from the Syracuse University College of Law, and graduate and undergraduate degrees in computer and electrical engineering, respectively, from Boston University.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Joseph Grimes, Chief Executive Officer	2023	0	0	0
	2022	0	0	0
Don Smith, Chief Financial Officer	2023	0	0	0
	2022	42,000(1)	300,000(2)	342,000
Steven Ritacco, Chief Technology Officer	2023	0	0	0
	2022	24,000(3)	300,000(4)	324,000

(1)	As of December 31, 2023, $37,000 of Mr. Smith’s salary was accrued and unpaid.

(2)	During 2022, Mr. Smith was awarded 1,000,000 shares of the Company’s Common Stock.

(3)	As of December 31, 2023, $16,000 of Mr. Ritacco’s salary was accrued and unpaid.

(4)	During 2022, Mr. Smith was awarded 1,000,000 shares of the Company’s Common Stock.

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

Director Compensation

During the year ended December 31, 2023, there was no compensation awarded to, earned by, or paid to our directors who are not named executive officers for all services rendered in their capacities to our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of April 17, 2024. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 39,935,500 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is: 26060 Acero, Mission Viejo, CA 92691.

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

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 were $29,827 and $28,000 for the period ended December 31, 2021. There will be a fee of $6,500 for the 2023 audit.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2023 and 2022.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2023 and 2022.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2023, and 2022.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:)

Audited Balance Sheets at December 31, 2023 and 2022

Audited Statements of Operations for the years ended December 31, 2023 and 2022

Audited Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023 and 2022

Audited Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: October 2, 2024	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Joseph Grimes	Chief Executive Officer and Director	October 2, 2024
Joseph Grimes

/s/ Sanjay Prasad	Director	October 2, 2024
Sanjay Prasad, Esq.

/s/ Steven Ritacco	Director, Chief Technology Officer	October 2, 2024
Steven Ritacco

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TRIBAL RIDES INTERNATIONAL, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp (the ‘Company’) as of December 31, 2023, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(2,851,996), net loss of $(185,918) and a negative working capital of $(846,618). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 20, 2024

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

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021

Diamond Bar, CA

April 17, 2023

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$–	$4,213
Prepaid expenses	35,700	–
Total current assets	35,700	4,213
Software and equipment, net	136,284	126,860
Patents, net	6,173	6,579
Total noncurrent assets	142,457	133,439
Total Assets	$178,157	$137,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$237,657	$92,573
Deferred revenue	9	9
Notes payable, net of debt discount	431,302	310,000
Due to related party	213,350	163,441
Total current liabilities	882,318	566,023
Total Liabilities	882,318	566,023

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 50,000,000 shares authorized; 39,935,500 and 36,502,500 shares issued and outstanding as of December 31, 2023, and 2022, respectively	396	365
Preferred stock to be issued, 4,624,000 and 1,624,000 shares as of December 31, 2023, and 2022, respectively	46	16
Additional paid-in capital	2,147,393	1,591,654
Accumulated deficit	(2,851,996)	(2,020,406)
Total Stockholders’ Equity (Deficit)	(704,161)	(428,371
Total Liabilities and Stockholders’ Equity (Deficit)	$178,157	$137,652

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Operating expenses:
Selling and marketing	$52	$8,516
General and administrative (includes stock-based expense of $934,000 and $166,000, respectively)	137,791	1,090,174
Total operating expense	137,843	1,098,690

Operating loss	(137,843)	(1,098,690)

Other income (expense):
Interest expense	(48,075)	(34,931)
Amortization of debt discount	(0)	(208,287)
Gain (loss) on extinguishment of debt	(0)	(149,605)
Total other income (expense)	(48,075)	(392,823)

Loss before provision for income taxes	(185,918)	(1,491,513)

Provision for income taxes	–	–

Net loss	$(185,918)	$(1,491,513)

Weighted average shares basic and diluted	39,935,500	36,612,089

Weighted average basic and diluted loss per common share	$(0.01)	$(0.04)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Common Stock		Additional		Total Stockholders’
	Common Stock		To Be Issued		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December 31, 2020	36,057,500	$3,606	–	$–	$87,979	$(178,753)	$(87,168)
Shares issued for services	125,000	13	–	–	499,987	–	500,000
Shares and warrant issuable with debt	–	–	1,320,000	132	244,318	–	244,450
Net loss	–	–	–	–	–	(350,140)	(350,140)
Balance – December 31, 2021 (Audited)	36,182,500	3,619	1,320,000	132	832,284	(528,893)	307,142
Shares issued for services	1,320,000	132	(1,320,000)	(132)	–	–	–
Cancellation of shares	(2,000,000)	(200)	–	–	200	–	–
Shares issued or issuable pursuant to employment agreements	1,000,000	100	1,000,000	100	599,800	–	600,000
Shares issuable in settlement of debt	–	–	24,000	2	5,998	–	6,000
Shares issued in extinguishment of debt	–	–	600,000	60	149,940	–	150,000
Out-of-period adjustment error correction	–	(3,286)	–	(146)	3,432	–	–
Net loss	–	–	–	–	–	(1,491,513)	(1,491,513)
Balance – December 31, 2022 (Audited)	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	2	1,000,000	10	37,488	–	37,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issued or issuable for services	1,050,000	30	2,100,559	21	287,499	–	287,550
Stock award shares	3,200,000	10	(83,333)	(1)	274,991	–	275,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–

Gain Loss on extinguishment of debt	1,000,000	10	–	–	(77,510)	–	(77,500)
Net loss	–	–	–	–	20,750	(831,590)	(810,840)
Balance – December 31, 2023 (Audited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,996)	$(704,161)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31, 2023	For the Twelve Months Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(185,918)	$(1,491,513)
Adjustment to reconcile net loss to net cash used in operating activities:
Expense for shares issued in 2022 for services	–	334,000
Shares issued and issuable pursuant to employment agreements	–	600,000
(Gain) loss on extinguishment of debt	–	149,605
Amortization of software and equipment	–	1,838
Amortization of debt discount	–	208,287
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	166,092	43,270
Deferred revenue	–	9
Net cash used in operating activities	(19,826)	(154,504)

Cash flows from investing activities:
Capital expenditures	(9,424)	(85,444)
Net cash used in investing activities	(9,424)	(85,444)

Cash flows from financing activities:
Borrowings from related parties	49,909	102,680
Proceeds from note payable – non-related	65,000	20,000
Additional Paid in Capital	555,739	–
Adjustment to Retained Earnings	(645,611)	–
Net cash from financing activities	25,037	122,680

Net change in cash	(4,213)	(117,268)
Cash, beginning of period	4,213	121,481
Cash, end of period	$0	$4,213

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Debt discount on convertible promissory note	$–	$–
Shares issuable on settlement of debt	$–	$6,000

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,851,996 as of December 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. Our cash balance was $NIL and $4,213 at December 31, 2023 and 2022, respectively.

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

Intellectual Property

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. It involves anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement. Our technology may also be subject to protection by other intellectual property laws including copyright and trade secret.

Patent expenses, consisting mainly of patent filing fees, have been capitalized and are shown as an asset on our balance sheet. We amortize our patent assets over the remaining life of the Patent, which is approximately ten (10) years.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of December 31, 2022 and 2021 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
Year ended December 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

Year ended December 31, 2022:
Liabilities:
Due to related parties – recognized at fair value (1)	$163,441	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the years ended December 31, 2023 and 2022 there were no transfers between Levels 1, 2 or 3.

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

3.	Software and Equipment, net

Software and equipment, net consists of the following at December 31:

	2023	2022
Software for internal use	$134,133	$124,709
Equipment	3,479	3,479
	137,612	128,188
Less accumulated depreciation and amortization	(1,328)	(1,328)
	$136,284	$126,860

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the years ended December 31, 2023 and 2022, we capitalized $137,612 and $126,709 of such costs representing the costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, which we estimate will be in calendar 2023, the costs will be amortized over a five- year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $NIL and $1,106 for the years ended December 31, 2023 and 2022, respectively.

4.	Patents

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization and Smart Deployment algorithms. The technologies involve anticipating demand for passengers and dispatching cars in advance – to reduce wait-time, increasing utilization of vehicles, and decrease cost. It includes new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

We currently own the following patents which have been issued and which are pending:

•	U.S. Patent 9984574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014.
•	U.S. Patent 11217101, issued January 4, 2022, claims priority to provisional application filed on Jan. 21, 2014.

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the years ended December 31, 2023 and 2022, we recorded patent amortization expense of ($406) and $732, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Joe Grimes	$151,061	$103,154
Sanjay Prasad	7,289	7,287
Don Smith	39,000	37,000
KeptPrivate.com	16,000	16,000
	$213,350	$163,441

Mr. Grimes is our CEO and Director as well as our largest shareholder.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the years 2023 and 2022 totaled $NIL and $2,480, respectively.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the years ended December 31, 2023 and 2022 totaled $NIL and 42,000 respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amount charged by KeptPrivate.com for services for the years ended December 31, 2023 and 2022 totaled $NIL and $24,000, respectively. Of the amounts charged by KeptPrivate.com for the year ended December 31, 2022, $8,000 was paid and recorded as Software for Internal Use and $16,000 was unpaid and recorded as a general and administrative expense.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Convertible promissory note	$393,075	$290,000
Less debt discount on amounts borrowed	–	–
Promissory notes	20,000	20,000
Subtotal	413,075	310,000
Less current portion	(413,075)	(310,000)
Long-term portion	$–	$–

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

We are amortized the debt discount over the initial six-month term of the Note resulting in amortization of $208,287 and $208,287 for the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, we recorded interest expense for this note of $NIL and $33,092, respectively.

Promissory Notes

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The note, which is unsecured, bears interest at 20% per annum and was repayable December 10, 2021, six months from the date of issue. The creditor subsequently extended the due date of the note to November 1, 2022. The promissory note contained a provision that, in the event of non-payment at maturity (an event of default), our Company would be required to issue the note holder 24,000 shares of our common stock in full satisfaction of the promissory note. Because of our non-payment at the November 1, 2022 due date, we became obligated to issue the note holder 24,000 common shares. We have recorded the shares issuable under this provision at $6,000, or $0.25 per share, which was the fair market value of our stock at the date of our obligation. The shares have not yet been issued but we are working with our transfer agent to have them issued. This transaction resulted in a gain on extinguishment of debt in the amount of $395. During the years ended December 31, 2022 and 2021, we recorded interest expense of $48,075 and $559, respectively. The accrued but unpaid interest at December 31, 2023 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and is repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the year ended December 31, 2022, we recorded interest expense of $1,003 for this note. The accrued but unpaid interest as of December 31, 2023 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

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

Common stock activity for the years ended December 31, 2023 and 2022 was as follows:

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

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.5	$0

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

December 31, 2023
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

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrant for the years ended December 31, 2023 and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2021	–
Granted during 2021	750,000	$1.00
Outstanding, December 31, 2022	750,000	$1.00
Outstanding, December 31, 2023	750,000	$1.00
Exercisable, end of period	750,000	$1.00	1.9	$0

8.	Income Taxes

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of December 31, 2023, we have net operating loss carryforwards, on a book basis, of $566,662 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2023 and 2022:

	2023	2022
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2023, and 2022:

	2023	2022
US federal statutory income tax rate	21.0%	21.0%
Stock issued for outside and employment services	-13.2%	-9.9%
Gain (loss) on extinguishment of accounts payable	-2.1%	2.5%
Debt discount amortization	-2.9%	-4.9%
Other	-0.0%	-0.1%
Increase in valuation reserve	-2.8%	-8.6%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Net operating loss carry forwards	$136,459	$108,790
Less: valuation allowance	(136,459)	(108,790)
Net deferred tax assets	$–	$–

During the year ended December 31, 2023, the valuation reserve increased $27,669 compared to an increase of $41,920 during the year ended December 31, 2022. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of December 31, 2023, that it was more likely than not the deferred tax assets would not be realized.

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

For the years ended December 31, 2023 and 2022, the value of the services provided by SRAX were $nil and $334,000, respectively, which amounts are included as a general and administrative expense in the accompanying Statement of Operations.

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

On April 28, 2023, we entered into a Private Placement Subscription Agreement with a non-related third party (the “Subscriber”) under which the Subscriber agreed to purchase 250,000 units with each unit consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at Par Value.

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

