Form 10-Q
period 2024-03-31
Tribal Rides International Corp.
filed 2025-02-04
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock on June 4, 2024 was 39,935,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets:
Cash	$–	$–
Total current assets	–	–
Software and equipment, net	136,284	136,284
Prepaid Insurance	–	35,700
Patents, net	6,173	6,173
Total noncurrent assets	142,457	178,157
Total Assets	$142,457	$178,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$259,016	$237,657
Deferred revenue	9	9
Notes payable, net of debt discount	413,075	431,302
Due to related party	216,350	213,350
Total current liabilities	888,450	882,318
Total Liabilities	888,450	882,318

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 39,935,500 and 39,935,500 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	396	396
Common stock to be issued, 4,224,559 and 1,624,000 shares as of March 31, 2024 and December 31, 2023, respectively	46	46
Additional paid-in capital	2,147,393	2,147,393
Accumulated deficit	(2,893,828)	(2,851,996)
Total Stockholders’ Deficit	(745,993)	(704,161)
Total Liabilities and Stockholders’ Deficit	$142,457	$178,157

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Operating expenses:
Selling and marketing	$–	$5,556
General and administrative	38,900	333,293
Total operating expense	38,900	338,849

Operating loss	(38,900)	(338,849)

Other income (expense):
Interest expense	(2,931)	(9,193)
Amortization of debt discount	–	(110,000)
Gain (loss) on extinguishment of debt	–	–
Total other income (expense)	(2,931)	(119,193)

Loss before provision for income taxes	(41,831)	(458,042)

Provision for income taxes	–	–

Net loss	$(41,831)	$(458,042)

Weighted average shares basic and diluted	39,935,500	39,297,860

Weighted average basic and diluted loss per common share	$(0.01)	$(0.01)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	–	250,000	2	12,498	–	12,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issuable for services	800,000	8	1,850,559	19	121,973	–	122,000
Stock award shares	1,000,000	10	(500,000)	(5)	149,995	–	150,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Loss on extinguishment of debt	–	–	1,000,000	10	109,990	–	110,000
Net loss	–	–	–	–	–	(458,042)	(458,042)
Balance – March 31, 2023 (unaudited)	36,157,500	$362	4,224,559	$42	$1,998,631	$(2,478,448)	$(479,413)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,161)
Shares issued with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(41,831)	(41,831)
Balance – March 31, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(41,831)	$(458,042)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	–	122,000
Shares issued and issuable pursuant to employment agreements	–	150,000
Loss on extinguishment of debt	–	110,000
Amortization of software and equipment	–	488
Prepaid Issuance	35,700	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	3,131	26,798
Deferred revenue	–	–
Net cash used in operating activities	(3000)	(48,756)

Cash flows from investing activities:
Capital expenditures	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities:
Proceeds from PPM sale of shares – non-related	–	25,000
Borrowings from related parties	3,000	19,592
Net cash from financing activities	3,000	44,592

Net change in cash	–	(4,164)
Cash, beginning of period	–	4,213
Cash, end of period	$–	$49

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,893,828 as of March 31, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of March 31, 2024, and December 31, 2023 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of March 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$216,350	$–

As of December 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the three months and year ended March 31, 2024 and December 31, 2023, respectively there were no transfers between Levels 1, 2 or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2024 and 2023, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Software for internal use	$136,284	$136,284
Equipment	–	–
	136,284	136,284
Less accumulated depreciation and amortization	–	–
	$136,284	$136,284

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

Depreciation and amortization of software and equipment amounted to $NIL and $NIL for the three months ended March 31, 2024 and 2023, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the three months ended March 31, 2024 and 2023, we recorded patent amortization expense of NIL and $202, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	March 31, 2024	December 31, 2023

Joe Grimes	$154,061	$151,061
Sanjay Prasad	7,289	7,289
Don Smith	39,000	39,000
KeptPrivate.com	16,000	16,000
	$216,350	$213,350

Mr. Grimes is our CEO and Director as well as our largest shareholder. Certain amounts owed to Mr. Grimes are represented by notes payable with zero interest rates.

Mr. Prasad, one of our Directors, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the three-month periods ended March 31, 2024 and 2023, totaled $0 and $592, respectively.

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement has been terminated with our Company under which Mr. Smith was to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the three-month periods ended March 31, 2024, and 2023, totaled $NIL and $10,500, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Ritacco, through his company KeptPrivate.com, is to receive monthly cash payments of $8,000. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. Beginning in April 2022, Mr. Ritacco informed our Company that he would forego any cash compensation until such time our Company has a significant funding event. The amount charged by KeptPrivate.com for services for the years ended three months ended March 31, 2024 and 2023 totaled NIL.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following:

	March 31, 2024	December 31, 2023

Convertible promissory note	$290,000	$290,000
Promissory notes	30,000	30,000
Subtotal	320,000	320,000
Less current portion	(320,000)	(320,000)
Long-term portion	$–	$–

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

During the three months ended March 31, 2024 and 2023, we recorded interest expense for this note of $NIL and $8,700 , respectively.

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

Other Common Stock Activity

Other common stock activity for the three months ended March 31, 2024 and 2024 was as follows:

March 31, 2023

1.	On November 11, 2022, we issued 500,000 shares each to Don Smith, our CEO, and Steve Ritacco, our CIO, in accordance with the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share which was the value of our stock on their date of grant.
2.	In connection with the employment agreements for Messrs. Smith and Ritacco, we were obligated to issue 500,000 shares to each individual on their vesting date of December 31, 2022. The total of 1,000,000 shares were issued in January 2023.
3.	On November 22, 2022, we became obligated to issue 600,000 shares to the holder of the convertible promissory note as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.
4.	In November 2022, we became obligated to issue 24,000 shares to a promissory note holder as explained in Note 6. The shares have not yet been issued but we are working with our transfer agent to have them issued.
5.	In February 2023, four stockholders agreed to cancel a total of 2,145,000 shares of our common stock they held. We paid no consideration to the stockholders for the cancellation of their shares.

March 31, 2024

1.	None

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

Activity related to stock options through March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Outstanding, March 31, 2024	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.2	$0

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

March 31, 2024
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

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrants for the three months ended March 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2023	1,000,000	$1.00
Granted during the three months ended March 31, 2024	0	0
Outstanding, March 31, 2024	1,000,000	$0.78
Exercisable, end of period	1,000,000	$0.78	4.4	$0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,893,828 as of March 31, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the period ended March 31, 2024 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For both three months ended March 31, 2024 and 2024, we had no revenues.

Our operating expenses for the three months ended March 31, 2024 were $41,831 compared to $338,849 for the three months ended March 31, 2023. In 2023, we incurred an expense of $150,000 for common stock issuable to our Chief Financial and Chief Information Officers in connection with the terms of their amended employment agreements. In 2023, we also incurred an expense of $122,000 for common stock issuable to SRAX and a consultant as described in Note 7 to the accompanying financial statements. In 2022 the expense related to an agreement with SRAX for investor relations services was $310,627. Also in 2023, we recorded a $34,400 expense to a firm to assist us with the design and marketing of certain aspects of our software platform. Finally, in 2023 we experienced a reduction of $17,962 in our accounting fees. In 2024, we reduced our salary expenses and just had basic operating expenses.

Our other income/expense for the three months ended March 31, 2024 totaled net expenses of $NIL compared to $119,193 in net expenses in the 2023 period. The 2024 period included interest expense of $NIL versus $9,193 in 2023. Also in 2023, we recorded a loss on extinguishment of debt of $110,000 which resulted from a debt extension agreement for our convertible promissory note described in Note 6 to the accompanying financial statements.

Our net loss for the three months ended March 31, 2024 of $41,831 ($0.01 per share) compares to a net loss of $458,042 ($0.01 per share) in the previous period.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties and private placements of our common stock to meet operating needs. During the three months ended March 31, 2024, we did not have a Private Placement Memorandum (“PPM”) to an individual and received $NIL in proceeds. As of March 31, 2024, we have $NIL in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months.

Balance Sheets

As of March 31, 2024, we had cash of $NIL and total assets of $142,457 compared with cash of $NIL and total assets of $249,594 as of December 31, 2023. From December 31, 2023 to March 31, 2024, our total liabilities increased by $3,132 due to increases in accounts payables and related party advances.

During the three months ended March 31, 2024 we issued or became obligated to issue shares of our common stock as follows: NONE

Cash Flows

During the three months ended March 31, 2024, we used cash of $NIL in our operating activities versus $48,756 in the comparable 2023 period. This use of cash in the 2023 period was caused by our net loss of $458,042 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, loss on extinguishment of debt, and changes in accounts payable and accrued liabilities, and deferred revenue. In the 2024 period, our net loss of $41,831 was offset mainly by non-cash items of shares issued for services amortization of debt discount, and changes in accounts payable and accrued liabilities.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: February 4, 2025	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

