Form 10-Q
period 2024-06-30
Tribal Rides International Corp.
filed 2025-02-05
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on November 11, 2024 was 39,935,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets:
Cash	$–	$–
Prepaid expenses	–	35,700
Total current assets	–	35,700
Software and equipment, net	136,284	136,284
Patents, net	6,173	6,173
Total noncurrent assets	142,457	142,457
Total Assets	$142,457	$178,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$240,788	$237,657
Deferred revenue	9	9
Notes payable, net of debt discount	413,075	431,302
Derivative liability	18,227	–
Due to related party	216,350	213,350
Total current liabilities	888,450	882,318
Total Liabilities	888,450	882,318

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 39,607,500 and 36,502,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	396	396
Common stock to be issued, 4,641,226 and 1,624,000 shares as of June 30, 2024 and December 31, 2023, respectively	46	46
Additional paid-in capital	2,147,393	2,147,393
Accumulated deficit	(2,893,828)	(2,851,996)
Total Stockholders’ Deficit	(745,993)	(704,161)
Total Liabilities and Stockholders’ Deficit	$142,457	$178,157

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Operating expenses:
Selling and marketing expense	$–	$250	$–	$5,806
General and administrative expense	–	356,036	38,900	689,329
Total operating expense	–	356,286	38,900	695,135

Operating loss	–	(356,286)	(38,900)	(695,135)

Other income (expense)
Interest expense	–	(9,867)	(2,931)	(19,060)
Amortization of debt discount	–	(1,930)	–	(1,930)
Derivative expense	–	(7,047)	–	(7,047)
Gain on extinguishment of debt	–	187,500	–	77,500
Total other income (expense)	–	168,656)	(2,931)	49,463)

Loss before provision for income taxes	–	(187,630)	(41,831)	(645,672)

Provision for income taxes	–	–	–	–

Net loss	$–	$(187,630)	$(41,831)	$(645,672)

Weighted average shares basic and diluted	39,935,500	43,109,532	39,935,500	41,214,225

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	–	250,000	2	12,498	–	12,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issued or issuable for services	800,000	8	1,850,559	19	121,973	–	122,000
Stock award shares	1,000,000	10	(500,000)	(5)	149,995	–	150,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Loss on extinguishment of debt	–	–	1,000,000	10	109,990	–	110,000
Net loss	–	–	–	–	–	(458,042)	(458,042)
Balance – March 31, 2023 (unaudited)	36,157,500	362	4,224,559	42	1,998,631	(2,478,448)	(479,413)

Shares issued or issuable with PPM	250,000	2	750,000	8	24,990	–	25,000
Shares issued or issuable for services	2,200,000	22	250,000	2	165,526	–	165,550
Stock award shares	–	–	416,667	4	124,996	–	125,000
(Gain) loss on extinguishment of debt	1,000,000	10	(1,000,000)	(10)	(187,500)	–	(187,500)
Net loss	–	–	–	–	–	(187,630)	(187,630)
Balance – June 30, 2023 (unaudited)	39,607,500	$396	4,641,226	$46	$2,126,643	$(2,666,078)	$(538,993)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,161)
Shares issued with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(41,831)	(41,831)
Balance – March 31, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)

Shares issued with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–
Balance – June 30, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(41,831)	$(645,672)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	–	287,550
Shares issued and issuable pursuant to employment agreements	–	275,000
Gain on extinguishment of debt	–	(77,500)
Amortization of software and equipment	–	981
Amortization of debt discount	–	1,930
Derivative expense	–	7,047
Changes in operating assets/liabilities:
Prepaid expenses	35,700	(107,100)
Accounts payable and accrued liabilities	3,131	132,811
Deferred revenue	–	–
Net cash used in operating activities	(3,000)	(124,953)

Cash flows from investing activities:
Capital expenditures	–	(10,000)
Net cash used in investing activities	–	(10,000)

Cash flows from financing activities:
Proceeds from PPM sale of shares – non-related	–	50,000
Borrowings from notes payable – non-related	–	55,000
Borrowings from related parties	3,000	25,777
Net cash from financing activities	3,000	130,777

Net change in cash	–	(4,176)
Cash, beginning of period	–	4,213
Cash, end of period	$–	$37

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,893,828 as of June 30, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of June 30, 2024 and December 31, 2022 (level 3 inputs are not applicable):

Schedule of fair value hierarchy of assets and liabilities measured at fair value in the financial statements
	Fair Value Measurement Using
	Level 1	Level 2
As of June 30, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$216,350	$–

As of December 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the six months and year ended June 30, 2024 and December 31, 2023, respectively, there were no transfers between Levels 1, 2 or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of June 30, 2024 and 2023, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

Schedule of software and equipment, net
	June 30, 2024	December 31, 2023
Software for internal use	$136,284	$136,284
Equipment	–	–
	136,284	136,284
Less accumulated depreciation and amortization	–	–
	$136,284	$136,284

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

Depreciation and amortization of software and equipment amounted to $NIL and $575 for the six months ended June 30, 2024 and 2023, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the six months ended June 30, 2024 and 2023, patent amortization expense amounted to $NIL and $406, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

Schedule of amounts owed to related parties
	June 30, 2024	December 31, 2023

Joe Grimes	$154,061	$151,061
Sanjay Prasad	7,289	7,289
Don Smith	39,000	39,000
KeptPrivate.com	16,000	16,000
	$216,350	$213,350

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

Schedule of notes payable
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

During the six months ended June 30, 2024 and 2023, interest expense for this note amounted to $17,810 and $14,581, respectively.

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

The assumptions used in determining the value of the embedded derivative in this note during the three and six months ended June 30, 2024 were as follows:

Schedule of assumptions used
Expected term in years	1 year
Risk-free interest rate	5.06% to 5.40%
Annual expected volatility	332.8% to 341.5%
Dividend yield	0.00%

Risk-free interest rate: The risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the option grant.

Volatility: Expected volatility of the stock price is based on the corresponding volatility of our historical stock price.

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

The following table represents derivative liability activity as it relates to this note for the six months ended June 30, 2024:

At note issuance date	$11,180
Derivative expense	7,047
Balance at June 30, 2024	$18,227

We are amortizing the debt discount on a straight-line basis over the term of the note. For the six months ended June 30, 2024, amortization of debt discount was $1,930. Interest expense in connection with this note was $259 for the six-month period ended June 30, 2024.

Promissory Note

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and was repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the six months ended June 30, 2023, interest expense was $992 for this note. There has been no further interest accrued.

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

Share Activity

The following share activity took place during the six-month periods ended June 30, 2024:

	Shares Issued	Shares to be Issued	Amount Recorded during Six Months Ended June 30, 2024

Private Placement Memoranda:
January 5, 2023, including warrant	250,000	–	$25,000
April 13, 2023	–	1,000,000	25,000
Subtotal	250,000	1,000,000	$50,000
Shares for services:
Bonus shares	100,000	250,000	$22,750
Stock awards	1,000,000	916,667	275,000
Independent Contractor Agreement	2,100,000	–	142,800
Igala/Waterford Agreements	800,000	–	72,000
SRAX Agreement	–	1,850,559	50,000
Subtotal	4,000,000	3,017,226	$562,550

Debt Modification shares	1,000,000		$110,000
Share cancellations	(2,145,000)
Total	3,105,000	4,017,226	$722,550

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options through June 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Outstanding, June 30, 2024	300,000	0.01
Exercisable, end of period	300,000	$0.01	2.0	$0

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrants for the six months ended June 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2023	1,000,000	$0.0625
Granted during six months ended June 30, 2024	0	0
Outstanding, June 30, 2024	1,000,000	$0.0625
Exercisable, end of period	1,000,000	$0.0625	3.3	$0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,893,828 as of June 30, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the period ended June 30, 2024 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

In 2023, we received 799 requests for our Tribal Rides Driver application. We are very encouraged by these early adopters and view these requests as confirmation of our design approach and the availability of an untapped market segment that is not being addressed by the other major shared-ride applications. We have not received any further applications.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

For both three months ended June 30, 2024 and 2023, we had no revenues.

Our operating expenses for the three months ended June 30, 2024 were $NIL compared to $356,286 for the three months ended June 30, 2024, an decrease of $356,286. In 2023, we incurred an expense of $125,000 for common stock issuable to our Chief Information Officer (“CIO”) and our then Chief Financial Officer (“CFO”) in connection with the terms of their amended employment agreements. Also in 2023, we incurred an expense totaling $22,750 for common stock issued to our then CFO and a consultant as bonuses. The 2024 period included $NIL in consulting fees and $NIL in investor relations fees for which there were no comparable fees in the 2023 period.

Our other income/expense for the three months ended June 30, 2024 totaled net other income of NIL compared to net other expense of $168,656 in the 2023 period. The 2024 period included interest expense of $0 versus $9,867 in 2023. Amortization of debt discount in 2023 was $NIL compared to $1,930 in 2023. In the 2023 period, we recorded a gain on extinguishment of debt associated with a replacement warrant issued in connection with a debt modification for our convertible promissory note described in Note 6 to the accompanying financial statements. Finally, in the 2023 period, we recorded derivative expense of $7,047 associated with the 6% convertible promissory note also as discussed in Note 6.

Our net loss for the three months ended June 30, 2024 of $0 ($0.00 per share) compares to a net loss of $187,630 ($0.00 per share) in the previous period.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

For both six months ended June 30, 2024 and 2023, we had no revenues.

Our operating expenses for the six months ended June 30, 2024 were $41,831 compared to $695,135 for the six months ended June 30, 2023, a decrease of $653,304. In 2023, we incurred an expense of $275,000 for common stock issuable to our Chief Information Officer (“CIO”) and our then Chief Financial Officer (“CFO”) in connection with the terms of their amended employment agreements. In 2023, we also incurred an expense of $122,000 for common stock issuable to SRAX and a consultant as described in Note 7 to the accompanying financial statements. Also in 2023, we incurred an expense totaling $22,750 for common stock issued to our then CFO and a consultant as bonuses. The 2024 period included $38,900 in consulting fees and $2,931 in interest expenses.

Our other income/expense for the six months ended June 30, 2023 totaled net other income of $49,463 compared to Nil in 2024.

Our net loss for the six months ended June 30, 2024 of $41,831 ($0.00 per share) compares to a net loss of $645,672 ($0.02 per share) in the previous period.

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

Balance Sheets

As of June 30, 2024, we had cash of $NIL and total assets of $142,457 compared with cash of $NIL and total assets of $249,594 as of December 31, 2023. From December 31, 2023 to June 30, 2024, our total liabilities increased by $3,132 due to increases in accounts payables and related party advances.

During the three months ended June 30, 2024we issued or became obligated to issue shares of our common stock as follows: NONE

Cash Flows

During the six months ended June 30, 2024, we used cash of $(3,000) in our operating activities versus $124,953 in the comparable 2023 period. This use of cash in the 2023 period was caused by our net loss of $645,672 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, gain on extinguishment of debt, amortization of debt discount, and changes in prepaid expenses, and accounts payable and accrued liabilities. In the 2022 period, our net loss of $652,197 was offset mainly by non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities.

For investing activities, we used cash of $10,000 in the six months ended June 30, 2023 compared to $NIL cash used in the comparable period in 2024, all for capital expenditures.

Our cash flows from financing activities generated $130,777 for the six months ended June 30, 2023 versus $NIL in the comparable period in 2024. The 2023 period included $50,000 from the sale of our common shares, $55,000 from the issuance of additional debt and $25,777 from related party advances. The cash flow in the 2024 period was entirely from related party advances.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: February 5, 2025	By:	/s/ Joseph Grimes
Joseph Grimes, Chief Executive Officer (Principal Executive Officer)

