Form 10-Q
period 2024-09-30
Tribal Rides International Corp.
filed 2025-02-05
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

The number of shares outstanding of the registrant’s common stock on December 11, 2024 was 39,935,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current assets:
Cash	$–	$–
Prepaid expenses	–	35,700
Total current assets	–	35,700
Software and equipment, net	136,284	136,284
Patents, net	6,173	6,173
Total noncurrent assets	142,457	142,457
Total Assets	$142,457	$178,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$241,388	$237,657
Deferred revenue	9	9
Notes payable, net of debt discount	432,135	431,302
Derivative liability	18,227	–
Due to related party	219,350	213,350
Total current liabilities	911,110	882,318
Total Liabilities	911,110	882,318

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 39,607,500 and 36,502,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	396	396
Common stock to be issued, 4,641,226 and 1,624,000 shares as of September 30, 2024, and December 31, 2023, respectively	46	46
Additional paid-in capital	2,147,393	2,147,393
Accumulated deficit	(2,916,488)	(2,851,996)
Total Stockholders’ Deficit	(768,653)	(704,161)
Total Liabilities and Stockholders’ Deficit	$142,457	$178,157

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Operating expenses:
Selling and marketing expense	$0	$52	$0	$5,858
General and administrative expense	3,600	22,935	42,500	712,264
Total operating expense	3,600	22,987	42,500	718,122

Operating loss	(3,600)	(22,987)	(42,500)	(718,122)

Other income (expense)
Interest expense	(19,060)	–	(21,991)	(19,060)
Amortization of debt discount	(0)	–	(0)	(1,930)
Derivative expense	(0)	–	(0)	(7,047
Gain on extinguishment of debt	0	–	0	77,500
Total other income (expense)	(19,060)	–	(21,991)	49,463)

Loss before provision for income taxes	(22,660)	(22,987)	(64,491)	(668,659)

Provision for income taxes	–	–	–	–

Net loss	$(22,660)	$(22,987)	$(64,491)	$(668,659)

Weighted average shares basic and diluted	39,935,500	43,109,532	39,935,500	43,109,532

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	–	250,000	2	12,498	–	12,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issued or issuable for services	800,000	8	1,850,559	19	121,973	–	122,000
Stock award shares	1,000,000	10	(500,000)	(5)	149,995	–	150,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Loss on extinguishment of debt	–	–	1,000,000	10	109,990	–	110,000
Net loss	–	–	–	–	–	(458,042)	(458,042)
Balance – March 31, 2023 (unaudited)	36,157,500	362	4,224,559	42	1,998,631	(2,478,448)	(479,413)

Shares issued or issuable with PPM	250,000	2	750,000	8	24,990	–	25,000
Shares issued or issuable for services	2,200,000	22	250,000	2	165,526	–	165,550
Stock award shares	–	–	416,667	4	124,996	–	125,000
(Gain) loss on extinguishment of debt	1,000,000	10	(1,000,000)	(10)	(187,500)	–	(187,500)
Net loss	–	–	–	–	–	(187,630)	(187,630)
Balance – June 30, 2023 (unaudited)	39,607,500	396	4,641,226	46	2,126,643	(2,666,078)	(538,993)

Net loss	–	–	–	–	–	(22,987)	(22,987)
Balance – September 30, 2023 (unaudited)	39,607,500	$396	4,641,226	$46	$2,126,643	$(2,689,065)	$(561,980)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,161)
Shares issued with debt						–	–
Net loss	–	–	–	–	–	(41,831)	(41,831)
Balance – June 30, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)

Shares issued with debt						–	–
Net loss	–	–	–	–	–	(22,660)	(22,660)
Balance – September 30, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,916,488)	$(768,653)

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(64,491)	$(668,659)
Adjustment to reconcile net loss to net cash used in operating activities:
Shares issued for services	0	287,550
Shares issued and issuable pursuant to employment agreements	0	275,000
Gain on extinguishment of debt	0	(77,500)
Amortization of software and equipment	0	981
Amortization of debt discount	0	1,930
Derivative expense	0	7,047
Cash overdraft	0	720
Changes in operating assets/liabilities:	–	–
Prepaid expenses	35,700	(107,100)
Accounts payable and accrued liabilities	3,731	132,811
Due to Related Parties	–	–
Deferred revenue	–	(9)
Other operating expenses		49
Net cash used in operating activities	(25,060)	(147,180)

Cash flows from investing activities:
Interest	19,060	–
Capital expenditures	–	(10,000)
Net cash used in investing activities	19,060	(10,000)

Cash flows from financing activities:
Proceeds from PPM sale of shares – non-related	–	50,000
Borrowings from notes payable – non-related	–	55,000
Borrowings from related parties	6,000	47,967
Net cash from financing activities	6,000	152,967

Net change in cash	–	(4,213)
Cash, beginning of period	–	4,213
Cash, end of period	$–	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Condensed Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of September 30, 2024 and December 31, 2022 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of September 30, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$219,350	$–

As of December 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the nine months and year ended September 30, 2024 and December 31, 2023, respectively, there were no transfers between Levels 1, 2 or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of September 30, 2024 and 2023, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Software for internal use	$136,284	$136,284
Equipment	–	–
	136,284	136,284
Less accumulated depreciation and amortization	–	–
	$136,284	$136,284

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

Depreciation and amortization of software and equipment amounted to $NIL and $575 for the Nine months ended September 30, 2024 and 2023, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the nine months ended September 30, 2024 and 2023, patent amortization expense amounted to $NIL and $406, respectively.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	September 30, 2024	December 31, 2023

Joe Grimes	$155,971	$149,971
Sanjay Prasad	7,879	7,879
Don Smith	39,500	39,500
KeptPrivate.com	16,000	16,000
	$219,350	$213,350

Mr. Grimes is our CEO and Director as well as our largest shareholder. Certain amounts owed to Mr. Grimes are represented by notes payable with zero interest rates.

Mr. Prasad, Director, has made various patent filings for our Company in recent years, which amounts have been recorded in Patents, net on the accompanying Balance Sheet. Amounts charged by Mr. Prasad for the nine-month periods ended September 30, 2024 and 2023, totaled $NIL and $592, respectively.

Mr. Smith was our Company’s CFO until his resignation effective May 31, 2023. Mr. Smith is a party to a November 17, 2021 employment agreement, as amended, under which our Company agreed to pay Mr. Smith monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the nine months ended September 30, 2023 and 2022, totaled $17,500 and $21,000, respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. Mr. Ritacco is a party to a November 17, 2021 employment agreement, as amended, under which Mr. Ritacco, through his company KeptPrivate.com, is to receive monthly cash payments of $8,000. His company performs services related to the development of our Company’s digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. Beginning in April 2022, Mr. Ritacco informed our Company that he would forego any cash compensation until such time as our Company has a significant funding event. The amount charged by KeptPrivate.com for services for the years ended nine months ended September 30, 2024 and 2023 totaled zero.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consists of the following:

	September 30, 2024	December 31, 2023

Convertible promissory note	$412,135	$393,075
Less debt discount	–	–
Promissory note	20,000	20,000
Subtotal	432,135	413,075
Less current portion	(432,135)	(413,075)
Long-term portion	$–	$–

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

During the nine months ended September 30, 2024 and 2023, interest expense for this note amounted to $19,060 and $17,810, respectively.

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

The assumptions used in determining the value of the embedded derivative in this note during the three and nine months ended September 30, 2024 were as follows:

Expected term in years	1 year
Risk-free interest rate	5.06% to 5.40%
Annual expected volatility	332.8% to 341.5%
Dividend yield	0.00%

Risk-free interest rate: The risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the option grant.

Volatility: Expected volatility of the stock price is based on the corresponding volatility of our historical stock price.

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

The following table represents derivative liability activity as it relates to this note for the nine months ended September 30, 2024:

At note issuance date	$11,180
Derivative expense	7,047
Balance at September 30, 2024	$18,227

We are amortizing the debt discount on a straight-line basis over the term of the note. For the nine months ended September 30, 2024, amortization of debt discount was $NIL. Interest expense in connection with this note was $259 for the nine-month period ended September 30, 2024.

Promissory Note

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The note, which is unsecured, bears interest at 10% per annum and was repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the nine months ended September 30, 2024, interest expense was $992 for this note.

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

Share Activity

The following share activity took place during the nine-month periods ended September 30, 2024:

	Shares Issued	Shares to be Issued	Amount Recorded during Nine Months Ended September 30, 2023

Private Placement Memoranda:
January 5, 2023, including warrant	–	–	$–
April 13, 2023	–	–	–
Subtotal	–	–	–
Shares for services:
Bonus shares	–	–	–
Stock awards	–	–	–
Independent Contractor Agreement	–	–	–
Igala/Waterford Agreements	–	–	–
SRAX Agreement	–	–	–
Subtotal	–	–	–

Debt Modification shares	–	–	–
Share cancellations	–	–	–
Total	–	–	$–

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

Employment Agreement Shares

During the nine months ended September 30, 2024 no shares were issued and during the nine months ending September 30, 2023, we issued 500,000 shares each to the CFO and CIO (total of 1,000,000 shares) as stock awards under the terms of their employment agreements. These shares had been vested as of December 31, 2022, but had not been issued until 2023. Additionally, in accordance with the terms of their employment agreements, a total of 916,667 shares became vested during the nine months ended September 30, 2023 to these two individuals (500,000 shares to our CIO and 416,667 shares to our CFO). The shares vested during the nine months ended September 30, 2023 were valued at $275,000, or $0.30 per share, which was the fair market value of the shares on November 17, 2021, the date they were awarded. This amount was recorded as a general and administrative expense during the nine-month period ended September 30, 2023.

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options through September 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Outstanding, September 30, 2024	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.0	$0

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

Dividend yield: 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the warrant.

Activity related to the warrants for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2023	1,000,000	$0.0500
Granted during nine months ended September 30, 2024	0	0.1000
Outstanding, September 30, 2024	1,000,000	$0.0625
Exercisable, end of period	1,000,000	$0.0625	4.3	$0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,916,488 as of September 30, 2024 . The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Impact of COVID-19

During the year 2021, the effects of a new coronavirus (“COVID-19”) and related actions to attempt to control its spread began to impact our business. The impact of COVID-19 on our operating results for the period ended September 30, 2024 was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

For both three months ended September 30, 2024 and 2023, we had no revenues.

Our operating expenses for the three months ended September 30, 2024 were $22,600 compared to $22,987 for the three months ended September 30, 2023, a decrease of $387.

Our other income/expense for the three months ended September 30, 2024 totaled net other income of $(22,660) compared to net other expense of $NIL in the 2023 period. The 2024 period included interest expense of $19,060 versus $NIL in 2023. Amortization of debt discount in 2024 was $NIL compared to $Nil in 2023.

Our net loss for the three months ended September 30, 2024 of $ NIL ($0.00 per share) compares to a net loss of $22,660 ($0.00 per share) in the previous period.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

For both nine months ended September 30, 2024 and 2023, we had no revenues.

Our operating expenses for the nine months ended September 30, 2024 were $64,491 compared to $718,122 for the nine months ended September 30, 2023, a decrease of $653,631 . The 2024 period included $38,700 in consulting fees and $3,131 in investor relations fees (SRAX-related) for which there were no comparable fees in the 2023 period. Certain of our expenses in the 2023 period were higher than in the 2024 period in the following categories: legal and accounting up $9,577 mainly due to timing of the services provided. In 2023, we incurred an expense of $275,000 for common stock issuable to our Chief Information Officer (“CIO”) and our then Chief Financial Officer (“CFO”) in connection with the terms of their amended employment agreements. In 2023, we also incurred an expense of $122,000 for common stock issuable to SRAX and a consultant as described in Note 7 to the accompanying financial statements. Also in 2023, we incurred an expense totaling $22,750 for common stock issued to our then CFO and a consultant as bonuses.

Our other income/expense for the nine months ended September 30, 2024 totaled net other expense of $21,991 compared to net other income of $49,463 in the 2023 period. The 2023 period included interest expense of $19,060 versus $21,991 in 2024. Amortization of debt discount in 2023 was $1,930 compared to $NIL in 2024 . There was no gain on extinguishment of debt in 2024 while in 2023, we recorded a net gain on extinguishment of debt of $77,500 which consisted a gain on extinguishment of $187,500 from a debt modification agreement for our convertible promissory note offset by a loss on extinguishment of $110,000 from a debt extension agreement for that same note, all as described in Note 6 to the accompanying financial statements.

Our net loss for the nine months ended September 30, 2024 was $64,491 compared to a net loss of $668,659 in the previous period.

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

Balance Sheets

As of September 30, 2024, we had cash of NIL and total assets of $142,457 compared with cash of $NIL and total assets of $178,157 as of December 31, 2023. From December 31, 2023 to September 30, 2024, our total liabilities increased by $27,792 due to increases in accounts payable and accrued liabilities, notes payable net of debt discount, derivative liability and related party advances.

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

Cash Flows

During the nine months ended September 30, 2024, we used cash of $NIL in our operating activities versus $147,180 in the comparable 2023 period. This use of cash in the 2023 period was caused by our net loss of $668,659 offset to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, gain on extinguishment of debt, amortization of debt discount, and changes in prepaid expenses, and accounts payable and accrued liabilities. In the 2024 period, our net loss of $64,491 was offset mainly by non-cash items of shares issued for services, amortization of debt discount, and changes in accounts payable and accrued liabilities.

For investing activities, we used cash of $NIL in the nine months ended September 30, 2024, compared to $10,000 cash used in the comparable period in 2023, all for capital expenditures.

Our cash flows from financing activities generated $6,000 for the nine months ended September 30, 2024 versus $152,967 in the comparable period in 2023. The 2023 period included $50,000 from the sale of our common shares, $55,000 from the issuance of additional debt and $47,967 from related party advances. The cash flow in the 2024 period was entirely from related party advances.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

