Form 10-K/A
period 2023-12-31
Tribal Rides International Corp.
filed 2025-07-28
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 28, 2025, there were 39,935,500 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Tribal Rides International Corp. (the “Company”) for the fiscal year ended December 31, 2023 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on October 2, 2024, is being filed to address certain revisions and corrections of errors.

This Amendment does not reflect events occurring after the Original Filing and does not modify or update any other disclosures except as specifically noted above. Accordingly, this Amendment should be read together with the Original Filing and the Company’s subsequent filings with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ii

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include information concerning possible or assumed future operations, business strategies, the need for financing, competitive position, potential growth opportunities, the ability to retain and recruit personnel, the effects of competition, and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Factors that may cause differences between actual results and those contemplated by forward-looking statements may include, but are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors, and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events, and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers; our ability to raise sufficient capital
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brands by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

Although the forward-looking statements in this Annual Report on Form 10-K (the “Annual Report”) are based on our beliefs, assumptions, and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements, or outcomes. No assurance can be made by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to update this Annual Report or otherwise make public statements updating our forward-looking statements.

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to Tribal Rides International Corp., a Nevada corporation.

iii

PART I

ITEM 1.	BUSINESS.

Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.”

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

After the asset purchase, we are now engaged in a business that is in the research and development stage of disrupting current ridesharing paradigms. We are a transportation technology company creating the future of personal mobility with a unique, patented focus on autonomous vehicles. We believe that the mobility ecosystem and marketplace we are creating, based upon our innovative patent and patent-pending technologies, will enable us to address current ridesharing demands and those of the rapidly emerging autonomous vehicle personal mobility market. We are focused on having a significant impact in the emerging self-driving car marketplace.1

Our Principal Products or Services and Markets

We have and plan to improve a cloud-based Systems as a Service (“SaaS”) interface for a comprehensive social network and mobile app. Our planned E-commerce module will enable users to create and manage their own highly personalized transportation experience, form and/or join groups, collaborate on cost-saving strategies, find, schedule, and obtain transportation services from within the groups to which they belong, and easily and securely conduct financial transactions.

Further development of our SaaS interface and mobile app, along with the necessary marketing and distribution, will require additional capital, which we are currently raising.

We believe that the approximately ten to fourteen million shared-ride drivers in the United States are possible customers for our SaaS services and software, and they, too, may be able to move forward with the autonomous vehicles and their expanded scope of services.

Autonomous Driving Vehicle Global Market:

Autonomous vehicles are slowly gaining market share. While there were approximately 31 million vehicles with at least some level of automation in operation worldwide in 2019, that number is expected to surpass 54 million by 2024. Correspondingly, the global autonomous car market is also projected to grow. Although the market shrank by around 3% in 2020 due to the economic slowdown caused by the COVID-19 pandemic, it is forecast that between 2020 and 2024, the market will grow by almost 60%.2

Some estimates suggest that the autonomous vehicle industry is expected to generate global revenue of $173 billion over the next three years, and autonomous ridesharing is widely regarded as the next significant step for the industry. The development of autonomous vehicles is expected to generate a global revenue of $173 billion by 2024, with the ridesharing market playing a primary role in the development and marketing of this technology.3 The industry is forecasted to be $2.195 billion in 2030.

___________________________

1 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles-is

-forecast-to-reach-58-million-units-by-2030-301198944.html

2 https://www.statista.com/statistics/428692/projected-size-of-global-autonomous-vehicle-market-by-vehicle-type/

3 https://policyadvice.net/insurance/guides/self-driving-car-insurance/

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (Domestic)

•	$117 billion forecasted for 2021.
•	$220 billion forecasted by 2025; CAGR of 20.2%.
•	Smartphone penetration in the market is key to the success of industry businesses.
•	A quarter of the U.S. population uses ridesharing for transport at least once a month.
•	There are great differences between drivers in different segments of the industry.

Shared-Ride and Taxi Market (UBER/Lyft/Didi, etc.) (International)

•	The global rideshare market is projected to grow at a CAGR of 16.6% during the forecast period, from an estimated $85.8 billion in 2021 to $185.1 billion by 2026. Ridesharing services were the most preferred option before the pandemic, as they offered a convenient and cost-effective means of personal mobility through a transportation network system.
•	The autonomous vehicle market is projected to be approximately 15+ times that of the Shared-Ride and Taxi Market by 2030.[45]

Environmental, Social, and Governance

The world’s cities are expanding, resulting in a suburban daily automobile commute that is unscalable and overcrowding infrastructure. The average commuter spends nearly as much annually on vehicles, maintenance, and fuel as they do on housing. We believe that this is proving to be unsustainable both fiscally and environmentally.

While electric vehicles reduce some of the environmental burden, they do not improve our clogged roadways nor greatly reduce the cost burden of vehicle ownership. We believe that the emergence of self-driving cars, enhanced by our Mobility as a Service (“MAAS”) platform, will bring about another wave of societal and environmental transformation. This will make carpooling safer, more optimized, and more convenient, resulting in fewer vehicles on the road and a corresponding reduction in congestion and damaging emissions. Furthering this benefit, we believe that our patented “Anticipatory Deployment” algorithms will help anticipate demand and may deploy cars in a more optimized and efficient manner than current methods.

We also believe that creating, developing, and rewarding a cooperative community of users, developers, and vendors through ownership stock grants will inspire loyalty to our platform, create a priority of use and commitment, and provide for financial advancement while reducing the costs of vehicle use and ownership.

Distribution

We plan to develop further our cloud-based SaaS shared-ride application and interface for a comprehensive social network and mobile app, catering to both Drivers and Riders.

We are currently reviewing and revising our plans for the Driver and Rider applications.

___________________________

4 https://www.prnewswire.com/news-releases/global-outlook-for-the-autonomous-vehicle-market-to-2030-sale-of-autonomous-vehicles

-is-forecast-to-reach-58-million-units-by-2030-301198944.html

5 https://www.marketwatch.com/press-release/ridesharing-market-size-soaring-at-cagr-of-2021-by-2026-2021-03-12

Marketing

We are currently reviewing and revising our sales and marketing plans for 2024.

Status of Our Publicly Announced Products or Services

Our SaaS interface is under review.

Competition

Although we believe that our disruptive technology and ecosystem have many unique capabilities, we will be competing with the current shared-ride provider community, both domestically and internationally, including Uber, Lyft, Wingz, Gett, Getaround, BlaBlaCar, RelayRides, Ridejoy, and Justsharelt.

Intellectual Property

We have patented and patent-pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. It involves anticipating passenger demand and dispatching cars in advance to minimize wait times, maximize vehicle utilization, and reduce costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement. Our technology may also be subject to protection by other intellectual property laws, including copyright and trade secrets.

We currently own the following patents and pending applications:

•	U.S. Patent 9,984,574 issued May 29, 2018, claims priority to a provisional application filed on Jan. 21, 2014.
•	U.S. Patent 11,217,101 issued January 4, 2022, claims priority to a provisional application filed on January 21, 2014.

Government Regulation and Effects on Our Business

Once we have developed our products and services, we plan on operating in a particularly complex legal and regulatory environment. Our business will be subject to a variety of U.S. federal, state, local and foreign laws, rules, and regulations, including those related to Internet activities, privacy, cybersecurity, data protection, intellectual property, competition, consumer protection, payments, labor and employment, transportation services, transportation network companies, licensing regulations and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our business.

Employees

As of September 2024, we had no employees. All work is currently being accomplished by subcontractors.

ITEM 1A.	RISK FACTORS.

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

None.

ITEM 2.	PROPERTIES.

Our current corporate offices are located at 26060 Acero, Mission Viejo, CA 92691. We have entered into a month-to-month lease agreement for our corporate offices at no cost. Our telephone number is (949) 434-7259.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time, which could harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “XNDA.” The table below presents, for the specified periods, the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2023	First	$0.1432	$0.0500
	Second	0.0700	0.0432
	Third	0.0299	0.0299
	Fourth	0.0200	0.0149

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022	First	$1.0700	$0.3000
	Second	$0.6000	$0.6000
	Third	$1.0000	$0.2100
	Fourth	$0.5000	$0.1010

	Quarter	High(1)	Low(1)
FISCAL YEAR ENDED DECEMBER 31, 2021	First	$6.1000	$1.5000
	Second	$4.0200	$0.9900
	Third	$1.5000	$0.0200
	Fourth	$1.5000	$0.3000

____________________

(1) The first trade of our Common Stock did not occur until January 1, 2021.

Our common stock is considered a penny stock under the rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent from each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, decrease the liquidity of the stock, and increase the transaction costs of sales and purchases of these stocks compared to other securities.

Holders

As of the close of business on April 17, 2024, we had approximately 26 holders of our common stock. The number of record holders was determined from our transfer agent's records and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

Dividends

We have never declared a cash dividend on our common stock, and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, restrictions contained in our agreements, and other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	–		–	–
Equity compensation plans not approved by security holders	1,050,000	(1)(2)	$0.72	2,200,000	(3)
Total	1,050,000		$0.72	2,200,000

(1)	Effective June 20, 2020, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock, exercisable at $0.01 per share, with 100,000 options awarded to each of Messrs. Grimes, Prasad, and Ritacco.

(2)	On November 10, 2021, the Company issued warrants to purchase up to 750,000 shares of the Company’s Common Stock, exercisable at $1.00 per share to AJB Capital Investments, LLC, pursuant to the Securities Purchase Agreement dated November 10, 2021.

(3)	Effective June 20, 2020, the Company approved and authorized the 2020 Stock Incentive Plan (the “Plan”), which authorized 2,500,000 shares of the Company’s Common Stock for future issuances under the Plan.

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

Our board of directors administers the Plan; however, the board may designate a committee consisting of at least two independent directors to administer the Plan. Only employees of our Company or an “Affiliated Company”, as defined in the Plan (including members of the board of directors if they are employees of our Company or an Affiliated Company), are eligible to receive incentive stock options under the Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercised more than ten years after the date they are granted. In the event of termination of employment for cause, the options terminate on the date of termination of employment. In the event of termination of employment for disability or death, the optionee or administrator of the optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any reason other than cause, disability, or death, the optionee has 30 days to exercise their options.

The Plan will remain in effect until all available stock for grant or issuance has been acquired through the exercise of options or the grant of shares, or until ten years after its adoption, whichever is earlier. Awards under the Plan may also be accelerated in the event of certain corporate transactions such as a merger, consolidation, or the sale, transfer, or other disposition of all or substantially all our assets.

There are 2,500,000 shares authorized for issuance under the Plan.

As of December 31, 2022, the Board had granted options to purchase 300,000 shares of Common Stock under the Plan.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

On November 11, 2022, we issued 500,000 shares each to Don Smith, our CFO, and Steve Ritacco, our CIO, pursuant to the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share, which was the value of our stock on the date of grant.

On January 5, 2023, we entered into a Private Placement Subscription Agreement (“PPM”) with a third party (the “Subscriber”), under which the Subscriber agreed to purchase 250,000 units, each consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at $0.10 per share, which was the fair market value of our common stock on the date of the agreement, and expire in three years from the date of issuance. In allocating the proceeds of the PPM between the common stock and the warrant, we valued the warrant using the Black-Scholes option pricing model and recorded the resulting amount of $12,500 as an increase to additional paid-in capital. The shares were issued in April 2023.

On April 13, 2023, we entered into a Private Placement Subscription Agreement (“PPM”) with a third party (the “Subscriber”), under which the Subscriber agreed to purchase 1,000,000 units, each consisting of one share of our common stock. The consideration received was $25,000. The shares have not yet been issued.

Shares for Services

Bonus shares

On April 21, 2023, our Board of Directors authorized the issuance of 350,000 shares as bonuses, as follows: 250,000 shares to our then-CFO and 100,000 shares to a vendor. To date, only 100,000 bonus shares have been issued to our CFO, and the remaining 250,000 bonus shares have yet to be issued.

Employment Agreement Shares

During the year ended December 31, 2023, we issued 500,000 shares each to the CFO and CIO (a total of 1,000,000 shares) as stock awards under the terms of their employment agreements. These shares had been vested as of December 31, 2022, but had not been issued until 2023. Additionally, in accordance with the terms of their employment agreements, a total of 916,667 shares became vested during the year ended December 31, 2023, to these two individuals (500,000 shares to our CIO and 416,667 shares to our CFO). The shares vested during the nine months ended September 30, 2023, were valued at $275,000, or $0.30 per share, which was the fair market value of the shares on November 17, 2021, the date they were awarded. This amount was recorded as a general and administrative expense during the year ended December 31, 2023

The shares issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. No sales commissions were paid pursuant to these transactions.

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

Statements in this management’s discussion and analysis of financial condition and results of operations contain certain forward-looking statements. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In any forward-looking statements, if we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to the following:

•	the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors, consultants, service providers, stockholders, investors, and other stakeholders;
•	the impact of conflict between the Russian Federation and Ukraine on our operations;
•	geo-political events, such as the crisis in Ukraine, government responses to such events, and the related impact on the economy both nationally and internationally;
•	general market and economic conditions;
•	our ability to acquire customers and our ability to raise sufficient capital
•	our ability to meet the volume and service requirements of our customers;
•	industry consolidation, including acquisitions by us or our competitors;
•	success in developing new products;
•	timing of our new product introductions;
•	new product introductions by competitors;
•	the ability of competitors to more fully leverage low-cost geographies for manufacturing or distribution;
•	product pricing, including the impact of currency exchange rates;
•	effectiveness of sales and marketing resources and strategies;
•	adequate manufacturing capacity and supply of components and materials;
•	strategic relationships with suppliers;
•	product quality and performance;
•	protection of our products and brands by effective use of intellectual property laws;
•	the financial strength of our competitors;
•	the outcome of any future litigation or commercial dispute;
•	barriers to entry imposed by competitors with significant market power in new markets; and
•	government actions throughout the world.

You should not rely on forward-looking statements in this document. This management’s discussion contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these statements, which apply only as of the date of this document. Our actual results could differ materially from those anticipated in these forward-looking statements.

Critical Accounting Policies and Estimates

The following discussions are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,693,747 as of December 31, 2023. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates.

Intellectual Property

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. It involves anticipating passenger demand and dispatching cars in advance to reduce wait times, increasing vehicle utilization, and decreasing costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

Patent expenses, primarily consisting of patent filing fees, have been capitalized and are presented as an asset on our balance sheet. We amortize our patent assets over the remaining life of the patent, which is approximately 10 years.

Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less the cost to sell.

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

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements. It does not believe that any other new accounting pronouncements have been issued that could have a material impact on its financial position and results of operations.

Trends and Uncertainties

Demand for our products is dependent on general economic conditions, which are cyclical. Since a significant portion of our activities involves the receipt of revenues from our services and products, our business operations may be adversely affected by competitors and prolonged periods of recession.

There are no other known trends, events, or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity. Sources of liquidity will come from the sale of our products and services. There are no material commitments for capital expenditure at this time. There are no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the registrant’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Impact of COVID-19

In 2021, the effects of the new coronavirus (“COVID-19”) and related actions to control its spread began to impact our business. The impact of COVID-19 on our operating results for the year ended December 31, 2023, was limited, in all material respects, due to the government mandated numerous measures, including closures of businesses, limitations on movements of individuals and goods, and the imposition of other restrictive measures, in its efforts to mitigate the spread of COVID-19 within the country.

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to shelter-in-place orders, quarantines, significant restrictions on travel, as well as work restrictions that prohibit many employees from going to work. Uncertainty regarding the economic effects of the pandemic has introduced significant volatility in the financial markets.

Results of Operations for the Year Ended December 31, 2023, compared to the year ended December 31, 2022

For both years ended December 31, 2023, and 2022, we had no revenues.

Our operating expenses for the year ended December 31, 2023, were $185,914 compared to $1,098,690 for the year ended December 31, 2022. In 2023, the expenses are related to normal operating practices. In 2022, we incurred an expense of $600,000 for common stock issued and issuable to our Chief Financial Officer and Chief Information Officer in connection with the terms of their amended employment agreements. In 2022, we also incurred an expense of $334,000 related to the investor relations agreement with SRAX, Inc., as described in Note 9 to the accompanying financial statements. Also in 2022, we recorded a $20,000 expense paid to a firm to provide DTC eligibility services to our Company. Finally, in 2022, our professional fees include an expense of $42,000 for our Chief Financial Officer, who was hired in November 2021. This cost was partially offset by a reduction of $26,535 in our accounting fees.

Our other expense for the year ended December 31, 2022, totaled $392,823. The 2022 period included debt discount amortization of $208,287 related to the convertible promissory note described in Note 6 to the accompanying financial statements. The 2022 period also included interest expense of $34,931. Finally, in 2022, we recorded a net loss of $149,605 due to the extinguishment of debt, primarily resulting from a $150,000 debt extinguishment cost incurred under a debt extension agreement for our convertible promissory note. In the 2021 period, we recorded a net gain on extinguishment of debt of $41,914 in connection with the repayment of a promissory note.

Our net loss for the year ended December 31, 2023, was $185,918 ($0.01 per share), compared to a net loss of $ 1,491,513 ($0.04 per share) in the previous year.

Liquidity and Capital Resources

We have previously raised capital through debt financing, advances from related parties, and private placements of our common stock to meet operating needs. During the year ended December 31, 2023, the company was financed by Related Parties. During the year ended December 31, 2022, we issued a promissory note to a note holder and received $20,000 in proceeds. As of December 31, 2023, we have $NIL in cash, and we will need to raise additional funds to execute our current plan of operation. If we are unable to raise sufficient funds to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us. If we are unable to obtain adequate capital, we could be forced to cease operations.

We have no plant or significant equipment to sell, and we do not intend to purchase any plant or significant equipment within the next 12 months.

Balance Sheets

As of December 31, 2023, we had cash of $NIL and total assets of $1,789,157 compared with cash of $4,213 and total assets of $137,652 as of December 31, 2022. Our total liabilities increased in the 2023 period compared to 2022 by $316,295 due to increases in accounts payable and accrued liabilities ($145,084), notes payable, net of debt discount ($103,075), and related party advances ($49,909).

During the year ended December 31, 2022, we issued or became obligated to issue shares of our common stock as follows: 2,000,000 shares to our CFO and CTO in accordance with the terms of their employment agreements, 24,000 shares in settlement of a promissory note, and 600,000 shares for the extension of the maturity date of our convertible note payable.

Cash Flows

During the year ended December 31, 2023, we utilized $4,213 in cash for our operating activities, compared to $154,504 in the comparable period of 2022. Our net loss of $185,918 caused this use of cash in the 2023 period to some degree by the total non-cash items of shares issued for services, shares issued in accordance with terms of employment agreements, loss on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities, and deferred revenue. During the 2022 period, our net loss of $1,098,690 was offset primarily by non-cash items, including shares issued for services, gain on extinguishment of debt, amortization of debt discount, and changes in accounts payable and accrued liabilities.

Our investing activities used cash of $(9,424) and $85,444 for the years ended December 31, 2023, and 2022, respectively, primarily related to costs incurred in developing our digital transportation platform.

In the year ended December 31, 2023, we generated $(89,872) in financing activities from related party advances in the year ended December 31, 2022, we generated $122,680 in financing activities from the issuance of a note payable of $20,000 as well as proceeds from related party advances of $102,680.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies include:

1.	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;

2.	an exemption from the adoption of new or revised financial accounting standards until they apply to private companies;

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

We have elected to take advantage of the exemption from adopting new or revised financial accounting standards until they apply to private companies. As a result of this election, our financial statements may not be comparable to those of public companies required to adopt these new requirements.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Annual Report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not be effective in preventing or detecting misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

During its evaluation, management identified certain matters related to internal control and its operation that we consider to be significant deficiencies or material weaknesses under the standards of the Public Company Accounting Oversight Board (“PCAOB”). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified deficiencies related to a lack of segregation of duties, inadequate governance and oversight, and insufficient internal control documentation, which we believe constitute material weaknesses.

Due to these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria described in the Internal Control – Integrated Framework (2013) issued by COSO.

Remediation of the Material Weakness

We are evaluating the material weaknesses and developing a remediation plan to strengthen our overall internal control over financial reporting. The remediation plan will include the creation and adoption of a formal policy manual that specifically addresses financial controls.

We are committed to maintaining a strong internal control environment, and we believe that these remediation efforts will represent significant improvements in our controls. Some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps outlined above are fully implemented and tested, the material weakness described above will remain in effect.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting materially.

Important Considerations

The effectiveness of our disclosure controls and procedures, as well as our internal control over financial reporting, is subject to various inherent limitations, including cost limitations, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known to the appropriate levels of management in a timely manner.

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

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Joseph Grimes: Mr. Grimes has served as our Chief Executive Officer and director since January 18, 2020. Mr. Grimes has over 20 years of experience in executive and managerial-level positions, leading large teams that successfully executed complex business strategies. His notable achievements include launching new products and companies, as well as establishing new software development and manufacturing enterprises both domestically and overseas. For 12 years, he served as the founder and President of ISERA Group, where he directed efforts that resulted in 12 Small Business Innovative Research Grants, managed five teams of software designers, and developed sophisticated Decision Support Software Systems (DSSS) for Commercial, Military, and Government sectors. He is the Founder and CEO of Tribal Rides, Inc from 2014 to present.

He has programming experience in OOP in C++ and VB with Access and SQL Server, DBMS.

Steven Ritacco: Mr. Ritacco has served as a director since June 1, 2020, and as our Chief Technology Officer since November 18, 2021. From April 2001 until the present, Mr. Ritacco has served as President of KeptPrivate Inc./Proxemi. From September 2015 until March 2018, Mr. Ritacco served as Chief Technology Officer of Blue NRGY Group Ltd. Mr. Ritacco received an undergraduate degree from the University of Rhode Island.

Sanjay Prasad: Mr. Prasad has served as a director since June 1, 2020. Mr. Prasad has held various roles as an attorney and advisor to companies worldwide. From July 2020 until the present, Mr. Prasad has been a partner at Appleton Luff, a boutique international law firm. He is also an Associate Professor at the Sandra Day O’Connor College of Law at Arizona State University. From July 2013 until July 2020, Mr. Prasad was a principal at Prasad IP, PC, a law firm specializing in intellectual property. Prior to that, Mr. Prasad has served as chief patent counsel at Oracle Corporation and in various executive roles in intellectual property commercialization and as a business executive at Intellectual Ventures and IPVALUE Management. Mr. Prasad received a law degree from Syracuse University College of Law and graduate and undergraduate degrees in computer and electrical engineering, respectively, from Boston University.

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

We have not yet established any committees of the Board of Directors. Our Board of Directors may designate an executive committee and one or more other committees from among its members in the future. We do not have a nominating committee or a charter for the nominating committee. Furthermore, we do not have a policy regarding the consideration of director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that committees would otherwise perform. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the registered class of the Company’s equity securities to file with the Commission reports regarding initial ownership and changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

During the year ended December 31, 2022, Joseph Grimes had an obligation to file Form 4; however, Form 3 was not filed in a timely manner. Additionally, Joseph Grimes and Steven Ritacco each had an obligation to file a Form 4; however, the Form 4s were not filed in a timely manner.

Code of Ethics

We have not adopted the Code of Ethics. We have had minimal operations and business, generating no revenues, and have a limited management team, comprising one sole executive officer. Due to this, we believe that the adoption of a Code of Ethics would not serve its primary purpose of providing a standard of conduct, as the development, execution, and enforcement of such a code would be carried out by the same persons and only those to whom the code applies. At such time as we commence more significant business operations, the current officers and directors will recommend that such a code be adopted.

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

CTO Employment Agreement

Effective November 17, 2021, we entered into an Employment Agreement with Steven Ritacco, our Chief Technology Officer (the “CTO Agreement”). Pursuant to the CTO Agreement, Mr. Ritacco is entitled to monthly cash compensation of $8,000 per month. In addition, beginning January 1, 2022, Mr. Ritacco will be awarded 1,000,000 shares of the Company's Common Stock annually for three years (the “CTO Shares”). The CTO Shares will vest every six months. The CTO Agreement may be terminated, for any reason, by either party upon written notice to the other party.

Equity Awards

The following table sets forth information as of December 31, 2022, for our named executive officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors
Joseph Grimes	21,646,167(2)	59.76%
Sanjay Prasad	1,466,667(3)	4.05%
Steven Ritacco	1,643,332(4)	4.48%
Don Smith	1,436,665(5)	3.93%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	26,192,831	70.35%

Aika Patel 2235 FREDRICK DGLSS 2D NEW YORK NY 10027	2,300,000	6.36%

_________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date on which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person, as shown in the above table, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 17, 2023.

(2)	Includes 1,579,500 shares owned by Tribal Rides, Inc., of which Mr. Grimes is Chief Executive Officer. Also includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested.

(3)	Includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested.

(4)	Includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested. Includes 269,999 shares, which have vested but have yet to be issued. Additionally, the award includes 166,666 shares, which will vest within 60 days of April 17, 2023.

(5)	Includes 269,999 shares which have vested but have yet to be issued. Additionally, the award includes 166,666 shares, which will vest within 60 days of April 17, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

On January 13, 2022, Tribal Rides transferred 20,000,000 shares to Mr. Grimes.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Prasad and Ritacco meet this standard and, therefore, are considered independent.

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

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2023, and 2022.

Tax Fees

No fees were billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning in the years ended December 31, 2023, and 2022.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2023, and 2022.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors. The Board has concluded that the provision of such services does not compromise the independence of our auditors. Our Board of Directors pre-approves all auditing services and permits non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:)

Audited Balance Sheets at December 31, 2023, and 2022

Audited Statements of Operations for the years ended December 31, 2023, and 2022

Audited Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2023, and 2022

Audited Statements of Cash Flows for the years ended December 31, 2023, and 2022

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: July 28, 2025	By:	/s/ Adam Clode
Adam Clode, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Adam Clode	Chief Executive Officer and Director	July 28, 2025
Adam Clode

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

September 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribal Rides International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp. (the “Company”) as of December 31, 2022, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

TAAD LLP

We have served as the Company’s auditor since 2021 to 2024

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

Organization and Business

We were incorporated on May 19, 2014 in the State of Nevada as Trimax Consulting, Inc. with an initial business plan of providing real estate consulting services and purchasing tax liens. On March 16, 2017, Newfield Global Holdings Limited acquired 25.0 million shares of our common stock representing 96.3% of our then outstanding shares. Upon the election of a new Board of Directors and the appointment of new management, we altered our business plan to provide end-to-end Human Resource services. On May 8, 2017, we filed an Amendment to our Articles of Incorporation changing our name to Xinda International Corp. On February 24, 2021, we filed an Amendment to our Articles of Incorporation, changing our name to Tribal Rides International Corp. On February 23, 2022, we filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our ticker symbol. Until that change is made, our ticker symbol remains XNDA.

We are engaged in the business of digital transformation of transportation. The digital transportation enablement and enhancement platform provides fully automated dispatching and bookings management built for taxi companies, limousine companies and ridesharing service providers. The platform gives customers app-based experience and provides service providers with a range of functions which include customer booking, accounts management, driver tracking, real-time notifications, auto dispatching algorithms, accounting and settlements, corporate account management as well as providing reporting and analytics. The platform has also shown to have a direct application in the B2B space in providing corporations with a more efficient taxi chit solution to combat fraud and excessive administration costs.

Although we have made progress on our platform, we are continuing to undergo beta testing while we await additional funding. We hope to launch the next phase of release during the year ending December 31, 2023. We have focused on expanding some of the transportation capabilities and bug fixing. One significant addition to the financial transaction capabilities of our platform is the successful registration and qualification for using PayPal financial transaction features to supplement our current Stripe capabilities.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. Our cash balance was $NIL and $4,213 at December 31, 2023, and 2022, respectively.

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

Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs, once placed into service, are amortized on a straight-line basis over five years, management’s estimate of the economic life. Costs incurred to maintain existing product offerings are expensed as incurred. Our software platform has not yet been placed into service. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Intellectual Property

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. It involves anticipating passenger demand and dispatching cars in advance to reduce wait times, increase vehicle utilization, and decrease costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement. Our technology may also be subject to protection by other intellectual property laws, including copyright and trade secrets.

Patent expenses, primarily consisting of patent filing fees, have been capitalized and are presented as an asset on our balance sheet. We amortize our patent assets over the remaining life of the Patent, which is approximately ten (10) years.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance establishes a hierarchy for inputs used in measuring fair value, maximizing the use of observable inputs, and minimizing the use of unobservable inputs by requiring the most observable inputs to be used when available. Observable inputs are inputs that market participants would use in valuing the assets or liabilities and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The fair value hierarchy consists of the following three levels of input that may be used to measure fair value:

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Inputs other than quoted prices included in Level 1 that are observable in the marketplace either directly (i.e., as prices) or indirectly (i.e., derived from prices).

Level 3	—	Unobservable inputs that are supported by little or no market activity.

For assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued liabilities maturing within one year from the balance sheet date, the carrying amounts approximate fair value due to the short maturity of these instruments.

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of December 31, 2023, and 2022 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
Year ended December 31, 2023:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

Year ended December 31, 2022:
Liabilities:
Due to related parties – recognized at fair value (1)	$163,441	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the years ended December 31, 2023 and 2022, there were no transfers between Levels 1, 2, or 3.

Financial risk factors

As our software platform has not yet been launched, we believe our activities do not yet expose us to any market, credit, or liquidity risk.

Long-lived Assets

We follow ASC 360-10-15-3, Impairment or Disposal of Long-lived Assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value, less the cost to sell.

Revenue Recognition

At our inception, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, operating revenue is recognized at the time a good or service is transferred to a customer and the customer receives the service performed. Our revenue arrangements with customers are predominantly short-term in nature, involving a single performance obligation related to the delivery of the service, and generally provide for transfer of control at the time payment for the service is received.

We exclude from the measurement of the transaction price, if applicable, all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). Sales taxes, which may be collected, are not recognized as revenue but are included in accounts payable on the balance sheets as they would ultimately be remitted to government authorities. No such taxes have been charged or collected yet.

We have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting to the effects of a significant financing component if the contract has a duration of one year or less. Our revenue arrangements are short-term in nature and do not have significant financing components; therefore, we have not adjusted consideration.

Debt Issued with Common Stock/Warrants

Debt issued with common stock/warrants is accounted for under the guidelines established by ASC 470-20 – Accounting for Debt with Conversion or Other Options. We record the relative fair value of common stock and warrants issued in conjunction with debt as a debt discount or premium.  The discount or premium is subsequently amortized to interest expense over the expected term of the debt.

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

Stock option grants are valued using a Black-Scholes option valuation model.  The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility was based on historical volatility levels of our common stock. The expected term is estimated by using the actual contractual term of the option grants and the expected time employees will take to exercise the options.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2023, and 2022, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following at December 31:

	2023	2022
Software for internal use	$134,133	$124,709
Equipment	3,479	3,479
	137,612	128,188
Less accumulated depreciation and amortization	(1,328)	(1,328)
	$136,284	$126,860

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the years ended December 31, 2023, and 2022, we capitalized $137,612 and $126,709 of such costs representing the costs incurred in the application development stage, which include costs to design and program the software configuration and interfaces, coding, installation and testing. Once the software is installed and fully tested and we begin to use it for its intended purposes, which we estimate will be in calendar 2023, the costs will be amortized over a five- year period, which is the expected useful life. Additional costs to maintain the software will be expensed.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $NIL and $1,106 for the years ended December 31, 2023, and 2022, respectively.

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

The software platform that underlies the patents have not created any revenue to date and there is no assurance that any revenue will be created from the patent technologies. As a result, we have recorded the patent asset at the cost of patent fees and other expenses incurred to produce and file the patents. During the years ended December 31, 2023, and 2022, we recorded patent amortization expense of ($406) and $732, respectively.

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

Mr. Smith is our CFO and is a party to a November 17, 2021 employment agreement, as amended, with our Company under which Mr. Smith is to receive monthly cash payments of $3,500. The amounts charged by Mr. Smith for services for the years ended December 31, 2023, and 2022 totaled $NIL and 42,000 respectively.

KeptPrivate.com is owned by Mr. Steven Ritacco, a Director of our Company. His company performs services related to the development of our digital transportation enablement and enhancement platform, which amounts are included in Software and Equipment, net on the accompanying Balance Sheet. The amount charged by KeptPrivate.com for services for the years ended December 31, 2023, and 2022 totaled $NIL and $24,000, respectively. Of the amounts charged by KeptPrivate.com for the year ended December 31, 2022, $8,000 was paid and recorded as Software for Internal Use and $16,000 was unpaid and recorded as a general and administrative expense.

Amount due to related parties bear no interest, are unsecured and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payable consist of the following at December 31, 2023 and 2022:

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

On May 22, 2022, pursuant to our Company’s request, the Note was extended for six months until November 10, 2022. On November 22, we signed a Modification-Extension of Maturity Date letter from the note holder extending the maturity date of the Note to February 10, 2023. Under the terms of this letter, we agreed to issue the note holder 600,000 restricted shares of our common stock which we valued at $150,000, or $0.25 per share, based on the fair market value of our stock at the date of acceptance. This amount was recorded as a loss for the extinguishment of debt as it represented a major modification to the Note. The shares have not yet been issued but we are working with our transfer agent to have them issued. After December 31, 2022, we reached an agreement with the noteholder to further extend the maturity date of the Note to August 1, 2023. Under this further extension, we agreed among other things to issue the noteholder 1,000,000 shares of our common stock at a value of $0.11 per share which was the closing price of our stock on the date of the agreement. See Note 10 for further information.

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

We are amortizing the debt discount over the initial six-month term of the Noten resulting in amortization of $208,287 and $208,287 for the years ended December 31, 2023 and 2022.

During the years ended December 31, 2023, and 2022, we recorded interest expense for this note of $NIL and $33,092, respectively.

Promissory Notes

On June 10, 2021, we issued a promissory note to a non-related third party in the principal amount of $5,000. The unsecured note bears interest at 20% per annum and was repayable on December 10, 2021, six months from the date of issue. The creditor subsequently extended the due date of the note to November 1, 2022. The promissory note contained a provision that, in the event of non-payment at maturity (an event of default), our Company would be required to issue the note holder 24,000 shares of our common stock in full satisfaction of the promissory note. Because of our non-payment on November 1, 2022, due date, we became obligated to issue the note holder 24,000 common shares. We have recorded the shares issuable under this provision at $6,000, or $0.25 per share, which was the fair market value of our stock at the date of our obligation. The shares have not yet been issued, but we are working with our transfer agent to have them issued. This transaction resulted in a gain on extinguishment of debt for $395. During the years ended December 31, 2022 and 2021, we recorded interest expense of $836 and $559, respectively. The accrued but unpaid interest at December 31, 2023 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The unsecured note bears interest at 10% per annum and is repayable January 26, 2023. The note is currently in default, and we are working with the note holder to extend the maturity date. During the year ended December 31, 2022, we recorded interest expense of $1,003 for this note. The accrued but unpaid interest as of December 31, 2023 is included on the accompanying Balance Sheet in Accounts Payable and Accrued Liabilities.

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

Common stock activity for the years ended December 31, 2023, and 2022 was as follows:

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

2020 Stock Incentive Plan

Effective June 20, 2020, our Board of Directors adopted the 2020 Stock Incentive Plan (the “Plan”), authorizing the issuance of a total of 2,500,000 shares of our common stock under the Plan. Under the Plan, the exercise price of a granted option shall not be less than 100% of the fair market value on the date of grant (110% of the fair market value in the case of a 10% stockholder). Additionally, no option may be exercisable more than ten (10) years after the date it is granted (no more than five (5) years in the case of a 10% stockholder).

Stock Options

On June 20, 2020, we granted options to purchase 100,000 of our common shares to each of Messrs. Grimes, Prasad, and Ritacco, all Officers and/or Directors of our Company. The options are exercisable at $0.01 per share, expire five (5) years from the date of grant, and vest ratably beginning December 20, 2021, over the term of the option.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model, resulting in a de minimis valuation. The assumptions used in determining the fair value of the stock options were as follows:

December 31, 2020
Expected term in years	5 years
Risk-free interest rate	0.33%
Annual expected volatility	38.3%
Dividend yield	0.00%

Risk-free interest rate: We use the risk-free interest rate of a U.S. Treasury Bill with a similar term on the date of the option grant.

Volatility: We estimate the expected volatility of the stock price based on the historical volatility of our stock prices.

Dividend yield: We use a 0% expected dividend yield as we have not paid dividends to date and do not anticipate declaring dividends in the near future.

Remaining term: The remaining term is based on the remaining contractual term of the stock options.

Activity related to stock options for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, January 1, 2020	–	–
Granted during 2020	300,000	$0.01
Outstanding, December 31, 2021	300,000	$0.01
Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Exercisable, end of period	300,000	$0.01	2.50	$0.00

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

Volatility: We estimate the expected volatility of the stock price based on the historical volatility of our stock prices.

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

Our Company has not filed any federal income tax returns, and we are currently not subject to state income tax filing requirements. As of December 31, 2023, we have net operating loss carryforwards, on a book basis, of $566,662 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not to be likely to occur, and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2023, and 2022:

	2023	2022
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2023, and 2022:

	2023	2022
US federal statutory income tax rate	21.0%	21.0%
Stock issued for outside and employment services	-13.2%	-13.2%
Gain (loss) on extinguishment of accounts payable	-2.1%	-2.1%
Debt discount amortization	-2.9%	-2.9%
Other	-0.0%	-0.0%
Increase in valuation reserve	-2.8%	-2.8%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2023, and 2022 consisted of the following:

	2023	2022
Net operating loss carry forwards	$136,459	$108,790
Less: valuation allowance	(136,459)	(108,790)
Net deferred tax assets	$–	$–

During the year ended December 31, 2023, the valuation reserve increased $27,669 compared to an increase of $41,920 during the year ended December 31, 2022. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income in the periods when those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of December 31, 2023, that it was more likely than not the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns; however, we plan to bring our tax filings up to date as soon as possible.

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

The parties agreed that SRAX would begin providing the services in October 2021, as this would give our Company time to finalize the filing of public financial information and give SRAX time to review such information in order to communicate our Company’s story to the investing public most effectively.

For the years ended December 31, 2023 and 2022, the value of the services provided by SRAX was $nil and $334,000, respectively, which amounts are included as a general and administrative expense in the accompanying Statement of Operations.

10.	Subsequent Events

Convertible Promissory Note

On January 31, 2023, we reached an agreement with the noteholder of the Convertible Promissory Note to further extend the maturity date of the Note to August 1, 2023. Under this further extension, we agreed among other things to issue the noteholder 1,000,000 shares of our common stock at a value of $0.11 per share, which was the closing price of our stock on the date of the agreement.

SRAX Agreement

On February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement is one year. Under the agreement, we agreed to compensate SRAX in shares of our common stock, valued at $265,000 as of the date of the agreement. The market value of our stock on the agreement date was $0.1432 per share, which resulted in our obligation to issue SRAX 1,850,559 of our common shares.

Igala/Waterford Agreements

On March 2, 2023, we entered into a consulting agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. The term of the agreement is one month, with an option to extend upon mutual agreement of the parties. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock, the value of which is $72,000 based on the market value of our stock on the date of the agreement.

Also on March 2, 2023, we entered into a services agreement with Alta Waterford LLC, the owner of Igala. Under the agreement, Alta Waterford will provide investor awareness services for a one-month term. The compensation for these services is $1,000.

Private Placement Agreement

On January 5, 2023, we entered into a Private Placement Subscription Agreement with a non-related third party (the “Subscriber”) under which the Subscriber agreed to purchase 250,000 units, with each unit consisting of one share of our common stock and a warrant to purchase one additional share. The consideration received was $25,000. The warrants are exercisable immediately at $0.10 per share, which was the fair market value of our common stock on the date of the agreement.

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

