Form 10-K
period 2024-12-31
Tribal Rides International Corp.
filed 2025-08-29
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56366

TRIBAL RIDES INTERNATIONAL CORP.
(Exact name of Registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Technology Drive, Suite 100, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 880-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON	XNDA	OTC MARKETS

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter, based upon the price at which the common equity was last sold, was $19,968.

As of August 27, 2025, there were 39,935,500 shares of the registrant’s Common Stock outstanding.

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

Factors that may cause differences between actual results and those contemplated by forward-looking statements may include, but are not limited to, the following:

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

Although the forward-looking statements in this Annual Report on Form 10-K/A (the “Annual Report”) are based on our beliefs, assumptions, and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements, or outcomes. No assurance can be made by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to update this Annual Report or otherwise make public statements updating our forward-looking statements.

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

From inception through December 31, 2024, the Company was engaged in developing proprietary software and patented technologies for ridesharing and autonomous vehicle markets. Our business focused on creating a digital transportation enablement platform supported by U.S. Patent No. 9,984,574 and U.S. Patent No. 11,217,101, among other intellectual property.

On December 31, 2024, we completed the sale of substantially all of our intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. (“Boumarang”) pursuant to an Asset Purchase Agreement. The Assets included patents, trade secrets, software, prototypes, applications, customer lists, goodwill, business names, and all associated intellectual property rights. In consideration of the sale, the Company received 2,906,977 shares of Boumarang common stock, valued at $5,000,000. See our Current Report on Form 8-K filed with the SEC on January 6, 2025, for further details.

This transaction represented the divestiture of our historical transportation technology business and the first step in our strategic transition to pursue opportunities in the food technology (“food tech”) sector. Following the asset sale, we discontinued development of our ridesharing and autonomous vehicle platform.

Current Business Direction

We intend to realign our corporate strategy and resources toward identifying, developing, and acquiring food technology businesses and assets. We believe the food tech industry presents significant opportunities driven by global demand for healthier, more sustainable, and technology-enabled food solutions. The Company is currently evaluating strategic partnerships, acquisitions, and product initiatives within this sector.

Until we complete this transition, we are considered to be in the development stage with no current operating revenues. Our future operations will depend on our ability to raise additional capital, complete acquisitions, and successfully launch products or services in the food tech space.

Intellectual Property

We had patented and patent-pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. It involves anticipating passenger demand and dispatching cars in advance to minimize wait times, maximize vehicle utilization, and reduce costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement. Our technology may also be subject to protection by other intellectual property laws, including copyright and trade secrets.

We currently own the following patents and pending applications:

•	U.S. Patent 9,984,574 issued May 29, 2018, claims priority to a provisional application filed on Jan. 21, 2014.
•	U.S. Patent 11,217,101 issued January 4, 2022, claims priority to a provisional application filed on January 21, 2014.

The Assets included patents, trade secrets, software, prototypes, applications, customer lists, goodwill, business names, and all associated intellectual property rights. In consideration of the sale, the Company received 2,906,977 shares of Boumarang common stock, valued at $5,000,000.

Board Of Directors

As of the date of this filing, the Company had three (3) directors.

Employees

As of December 31, 2024, we had no full-time employees. All activities are conducted through our directors, officers, and third-party consultants. Subcontractors are currently accomplishing all work.

Corporate Information

The Company’s principal office is 530 Technology Dr Suite 100, Irvine, CA 92618. Our telephone number is (949) 880-0900.

As of the date of this prospectus, our common stock is traded on the OTC Bulletin Board under the trading symbol XNDA.

Going Concern

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to continue as a going concern. See Risk Factors relating to “Going Concern.”

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2024, and 2023, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

ITEM 1A.	RISK FACTORS.

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

The Company recognizes that cybersecurity risks present a growing and evolving challenge. We are committed to protecting our systems, networks, and data from unauthorized access, disruption, or damage that could adversely affect our operations, customers, or stakeholders.

Cybersecurity Risk Management and Strategy

The Company recognizes that cybersecurity risks present a dynamic and evolving challenge. We are committed to safeguarding our systems, networks, and data from unauthorized access, disruption, or damage that could adversely affect our operations, customers, or stakeholders.

We maintain a multi-layered cybersecurity program designed to identify, assess, mitigate, and monitor material risks related to information technology systems and data. Key components of our program include:

•	Continuous Monitoring: Ongoing monitoring of our networks and systems for vulnerabilities, intrusions, and other malicious activity;

•	Third-Party Tools and Assessments: Engagement of independent security experts and use of advanced technologies, including firewalls, endpoint detection and response (EDR), encryption, and secure cloud infrastructure.

•	Employee Awareness and Training: Regular training programs to enhance employee awareness of phishing, data security, and incident response protocols;

•	Incident Response and Recovery: A documented cybersecurity incident response plan addressing identification, containment, remediation, recovery, and notification procedures.

We align our cybersecurity controls with industry standards and frameworks, including principles derived from the NIST Cybersecurity Framework.

Impact of Cybersecurity Risks on Business

To date, we have not identified or experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. However, like other public companies, we are subject to ongoing cyber threats from both internal and external sources, including malicious actors, criminal organizations, and nation-state actors. Any future incident could have a material adverse impact. We continue to allocate resources to strengthen our controls, implement new technologies, and partner with third-party experts to further mitigate risk and protect our digital assets.

Governance and Oversight

Board Oversight:

The Board of Directors, through its Audit Committee, provides oversight of cybersecurity and information security risk. The Audit Committee reviews cybersecurity risks and management’s related strategies at least annually, or more frequently as circumstances warrant. Cybersecurity risk is also considered in the context of the Company’s broader enterprise risk management framework and strategic planning.

Management Oversight:

Day-to-day responsibility for cybersecurity risk management rests with our Compliance Officer, who coordinates with third-party cybersecurity consultants and internal IT personnel. The Compliance Officer is responsible for implementing and enforcing cybersecurity protocols, overseeing incident detection and response activities, and ensuring appropriate remediation and recovery. Management provides periodic reports to the Board regarding risk assessments, identified threats, mitigation activities, and any cybersecurity incidents.

ITEM 2.	PROPERTIES.

Our current corporate offices are located at 530 Technology Drive, Suite 100, Irvine, CA 92618. We have entered into a month-to-month lease agreement for our corporate offices at no cost. Our telephone number is (949) 880-0900.

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

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2024	First	$0.0200	$0.0001
	Second	0.0004	0.0004
	Third	0.0004	0.0004
	Fourth	0.0004	0.0004

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2023	First	$0.1432	$0.0500
	Second	0.0700	0.0432
	Third	0.0299	0.0299
	Fourth	0.0200	0.0149

____________________

(1) The first trade of our Common Stock did not occur until January 1, 2021.

Our common stock is considered a penny stock under the rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document that describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on their financial situation, investment experience, and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent from each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, decrease the liquidity of the stock, and increase the transaction costs of sales and purchases of these stocks compared to other securities.

Transfer Agent

We have appointed Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ 07716, to act as transfer agent for the common stock.

Holders

As of the close of business on August 27, 2025, we had approximately 26 holders of our common stock. The number of record holders was determined from our transfer agent's records and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

There are 2,500,000 shares authorized for issuance under the Plan. As of December 31, 2024, the Board had granted options to purchase 300,000 shares of Common Stock and warrants to purchase 750,000 shares, leaving 1,450,000 shares available for future issuance.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years were previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form 10-K/A filed July 28, 2025.

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

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

Company Overview

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

From January 18, 2020, through December 31, 2024, the Company was engaged in developing proprietary software and patented technologies for ridesharing and autonomous vehicle markets. During this period, our business focused on creating a digital transportation enablement platform, supported by U.S. Patent No. 9,984,574 and U.S. Patent No. 11,217,101, among other intellectual properties.

Discontinued Operations

On December 31, 2024, the Company completed the sale of all of its intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. for consideration valued at $5,000,000, consisting of 2,906,977 shares of Boumarang common stock. The Assets included U.S. Patent No. 9,984,574 and U.S. Patent No. 11,217,101, trade secrets, prototypes, software, applications, customer lists, business names, goodwill, and other intangible property.

As a result of this transaction, the Company has discontinued its historical business of developing transportation and autonomous ridesharing technologies. Beginning with this Annual Report on Form 10-K for the year ended December 31, 2024, the results of operations related to the disposed transportation business are presented as discontinued operations in the consolidated financial statements and accompanying notes, in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

The discontinued operations had no revenue in 2023 or 2024. Operating expenses were $88,196 and $137,791 for the years ended December 31, 2024, and 2023, respectively. These amounts are reflected in the “Loss from discontinued operations” line in our consolidated statements of operations. No further results from this business will be recognized following the completion of the sale.

Current Business Direction

This transaction represented the divestiture of our historical transportation technology business and the first step in our strategic transition to pursue opportunities in the food technology (“food tech”) sector. Following the asset sale, we discontinued development of our ridesharing and autonomous vehicle platform.

Plan of Operations

We intend to realign our corporate strategy and resources to focus on identifying, developing, and acquiring food technology businesses and assets. We believe the food tech industry presents significant opportunities driven by global demand for healthier, more sustainable, and technology-enabled food solutions. The Company is currently evaluating strategic partnerships, acquisitions, and product initiatives within this sector.

Until we complete this transition, we will be considered to be in the development stage, with no current operating revenues. Our future operations will depend on our ability to raise additional capital, complete acquisitions, and successfully launch products or services in the food tech space.

Financial Conditions at December 31, 2024, and December 31, 2023

At December 31, 2024, and December 31, 2023, we had no cash on hand to execute our business plan. We reported accumulated deficits of $2,799,154 and $2,851,996, respectively, and working capital deficits of $746,001 and $846,618, respectively.

Results Operations

We generated no revenue during the fiscal years ended December 31, 2024, and 2023.

For the year ended December 31, 2024, we recorded net income of $52,842, compared to a net loss of $185,914 for the year ended December 31, 2023.

The net income in fiscal 2024 primarily resulted from one-time non-cash gains on the extinguishment of derivative liabilities and debt modifications.

Total operating expenses decreased to $88,196 in 2024, compared to $137,843 in 2023, reflecting a reduction in general and administrative expenses as operations wound down in connection with the asset sale.

As disclosed in Note 10 to the financial statements, on December 31, 2024, we sold substantially all of our historical intellectual property assets to Boumarang Inc. for consideration valued at $5.0 million. This transaction is reflected as discontinued operations in our consolidated financial statements. Following the sale, we ceased development of our ridesharing and autonomous vehicle platform.

Liquidity and Capital Resources

At December 31, 2024, and December 31, 2023, the Company had $0 and $0 cash to execute its business plan. At December 31, 2024, and December 31, 2023, the Company had accumulated a deficit of $2,799,154 and $2,851,996. The working capital deficits as of December 31, 2024, and 2023 were $746,001 and $846,618. We have previously raised capital through debt financing, advances from related parties, and private placements of our common stock to meet operating needs.

Since its inception, the Company has sustained losses and negative cash flows from operations. The Management believes that the Company does not have the cash to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following December 31, 2023. The Company had no revenues or cash flow from operations in the past fiscal year ended December 31, 2024. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its financial technologies. We expect to conduct the planned operations for twelve months using currently available capital resources. The Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. The Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

We have no plant or significant equipment to sell, and we do not intend to purchase any plant or significant equipment within the next 12 months.

Going Concern Considerations

As of December 31, 2024, the Company had an accumulated deficit of $2,799,154 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2024, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash.

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

On February 07, 2024, we dismissed our independent registered public accounting firm, TAAD LLP, effective immediately. The board approved the dismissal of directors. On February 07, 2024, we engaged Olayinka Oyebola & Co (OO) as our independent registered public accountant effective immediately. The board approved the engagement of directors.

In June 2025, the Board dismissed Olayinka Oyebola & Co. due to its “Prohibited Service Provider” status with OTC Markets Group and engaged Lao Professionals as the Company’s new independent registered public accounting firm. The Company reported no disagreements with the former auditor.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Joseph Grimes who serves as our principal executive officer, and our Chief Financial Officer, Don Smith who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Grimes and Smith evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. Based on their evaluation, Messrs. Grimes and Smith concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting, prior to filing this Annual Report.

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

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Adam Clode	Chief Executive Officer and Director	February 6, 2025	45
Candice Beaumont	Director	February 6, 2025	51
John McMullen	Director	February 6, 2025	53

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

On February 6, 2025, Messrs. Grimes, Prasad, and Ritacco resigned from the Board of Directors; Mr. Ritacco also resigned as Chief Technology Officer. In connection with the foregoing, the Board appointed Adam Clode as Chief Executive Officer and named Candice Beaumont and John McMullen to the Board in February 2025.

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Adam Clode: Mr. Clode has served as Chief Executive Officer and director of Tribal Rides International Corp. since February 2025. From June 2016 to December 2020, he served as Chief Executive Officer of RotoGro, overseeing global operations with responsibilities that included project delivery, corporate finance, licensing and regulatory matters, mergers and acquisitions, and investor relations.

Mr. Clode holds a Master of International Business (MIBA) from the University of Southern Queensland (2018), a Master of Project Management from the University of Southern Queensland (2009, with Distinction), and a Bachelor of Engineering in Civil Engineering (Honors) from the University of Western Australia (2003, with Honors).

The Board of Directors believes Mr. Clode’s leadership experience in international business operations, corporate finance, mergers and acquisitions, and project management provides valuable expertise to the Company as it executes its business strategy.

Candice Beaumont: Ms. Beaumont has served as a director of Tribal Rides International Corp. since [appointment date]. She is currently the Chairman of Salsano Group (since February 2016), a global holding company and conglomerate with significant private equity and venture capital interests, including equity stakes in over 100 companies across various sectors, including real estate, luxury goods, consumer, technology, and media.

Since July 2003, Ms. Beaumont has also served as Chief Investment Officer of L Investments, a single-family office with an endowment-style portfolio consisting of fixed income, public and private equity, and direct investments across all sectors. She oversees capital allocation decisions, acquisitions, risk management, and strategic investments, and serves as Chairperson of the Investment Committee.

She currently serves on the Board of Directors of Clean Earth Acquisitions Corp. (NASDAQ: CLIN), a special purpose acquisition company (since July 2021), and as an Advisor to Athena Technology Acquisition Corp. (SPAC) (since November 2020).

Ms. Beaumont completed executive education in Global Leadership & Public Policy for the 21st Century at the Harvard Kennedy School in 2015. She earned a Bachelor of Business Administration in International Finance & Marketing from the University of Miami Herbert Business School, graduating first in her class, and she also studied at Rice University. She was captain of the University of Miami Varsity Tennis team, earning Academic All-American honors, and is a former world-ranked professional tennis player.

The Board believes Ms. Beaumont’s extensive experience in private equity, venture capital, global asset allocation, and strategic corporate governance provides valuable insight and leadership to the Company.

John McMullen: Mr. McMullen has served as a director of Tribal Rides International Corp. since February 2025. He is currently Vice President of Operations at Vinanz Ltd. (since January 2025) and Vice President of Operations at The London Bitcoin Company (since January 2025), where he oversees operational strategy and business development in the digital asset sector.

Since April 2016, Mr. McMulen has also served as Chief Executive Officer of Cl3ar, Inc., a technology company based in Toronto, Ontario. From October 2023 to September 2024, he was Chief Information Officer at brandXchange, where he directed technology integration and business operations.

Mr. McMulen holds a Bachelor of Arts in Political Science and Government, with a concentration in Business, from Western University in Canada.

The Board believes that Mr. McMulen’s extensive experience in operations, technology management, and leadership roles across the fintech and blockchain sectors provides the Company with valuable expertise.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent,” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We have not yet established any committees of the Board of Directors. Our Board of Directors may establish an executive committee and one or more additional committees, composed of its members, in the future. We do not have a nominating committee or a charter for the nominating committee. Furthermore, we do not have a policy regarding the consideration of director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that committees would otherwise perform. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

Code of Ethics

We have not adopted the Code of Ethics. We have had minimal operations and business, generated no revenues, and have a limited management team, comprising one sole executive officer. Due to this, we believe that the adoption of a Code of Ethics would not serve its primary purpose in providing a standard of conduct, as the development, execution, and enforcement of such a code would be carried out by the same persons and only those to whom the code applies. At such time as we commence more significant business operations, the current officers and directors will recommend that such a code be adopted.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2024, and 2023.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Joseph Grimes, Chief Executive Officer	2024	0	0	0
	2023	0	0	0
Don Smith, Chief Financial Officer	2024	0	0	0
	2023	0	0	0
Steven Ritacco, Chief Technology Officer	2024	0	0	0
	2023	0	0	0

(1)	As of December 31, 2023, $39,000 of Mr. Smith’s salary was accrued and unpaid.

(2)	As of December 31, 2023, $16,000 of Mr. Ritacco’s salary was accrued and unpaid.

Director Compensation

During the year ended December 31, 2024, there was no compensation awarded to, earned by, or paid to our directors who are not named executive officers for all services rendered in their capacities to our Company.

Insider Trading

The Company has adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities, applicable to the Company, its officers and directors, as well as our employees who have regular access to material, non-public information about the Company in the normal course of their duties. Our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of April 17, 2024. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 39,935,500 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is 530 Technology Drive, Suite 100, Irvine, CA.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Joseph Grimes	21,646,167	(2)	59.76%
Sanjay Prasad	1,466,667	(3)	4.05%
Steven Ritacco	1,643,332	(4)	4.48%
Don Smith	1,436,665	(5)	3.93%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	26,192,831		70.35%

Aika Patel 2235 FREDRICK DGLSS 2D NEW YORK NY 10027	2,300,000		6.36%

_________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date on which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person, as shown in the above table, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 17, 2023.

(2)	Includes 1,579,500 shares owned by Tribal Rides, Inc., of which Mr. Grimes is Chief Executive Officer. Also includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested.

(3)	Includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested.

(4)	Includes options to purchase 66,667 shares of the Company’s Common Stock, which have vested. Includes 269,999 shares, which have vested but have yet to be issued. Additionally, the award includes 166,666 shares, which will vest within 60 days of April 17, 2023.

(5)	Includes 269,999 shares, which have vested but have yet to be issued. Additionally, the award includes 166,666 shares, which will vest within 60 days of April 17, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

On January 13, 2022, Tribal Rides transferred 20,000,000 shares to Mr. Grimes.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent,” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Prasad and Ritacco meet this standard and, therefore, are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports, and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2023 and December 31, 2022 were $6,500 and $29,827. There will be a fee of $10,750 for the 2024 audit.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2024, and 2023.

Tax Fees

No fees were billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning in the years ended December 31, 2024, and 2023.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2024, and 2023.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors are compatible with maintaining the independence of our auditors. The Board has concluded that the provision of such services does not compromise the independence of our auditors. Our Board of Directors pre-approves all auditing services and permits non-audit services, including the fees and terms of those services, to be provided for us by our independent auditor prior to engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:)

Audited Balance Sheets at December 31, 2024, and 2023

Audited Statements of Operations for the years ended December 31, 2024, and 2023

Audited Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2024, and 2023

Audited Statements of Cash Flows for the years ended December 31, 2024, and 2023

Notes to Audited Financial Statements

Exhibits

The following exhibits are included with this Annual Report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
19.1	Insider Trading Policy					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).					X

_________________

*Management contract, compensatory plan, or arrangement.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: August 29, 2025	By:	/s/ Adam Clode
Adam Clode, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Adam Clode	Chief Executive Officer and Director	August 29, 2025
Adam Clode

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribal Rides International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tribal Rides International Corp. (the “Company”) as of December 31, 2024, the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, suffered recurring losses from operations, and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement in the financial statements, whether due to error or fraud, and performing procedures that address those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Going Concern Uncertainty

As discussed in Note 2 to the financial statements, the Company has no revenue, suffered recurring losses from operations, and has a net capital deficiency, that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from its officers and sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

▪	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern.
▪	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow.
▪	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.
▪	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.
▪	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.
▪	Weevaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern.

/s/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

August 29, 2025

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

September 20, 2024

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$–	$–
Prepaid expenses	–	35,700
Total current assets	–	35,700
Software and equipment, net	–	136,284
Patents, net	–	6,173
Investment in drone delivery	5,000,000	–
Total noncurrent assets	5,000,000	142,457
Total Assets	$5,000,000	$178,157

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$66,430	$237,657
Deferred revenue	–	9
Notes payable	368,225	431,302
Accrued interests	148,996	–
Due to related party	213,350	213,350
Total current liabilities	797,001	882,318
Total Liabilities	797,001	882,318

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 50,000,000 shares authorized; 39,935,500 and 39,935,500 shares issued and outstanding as of December 31, 2024, and 2023, respectively	399	396
Common stock to be issued, 2,766,667 and 4,624,000 shares as of December 31, 2024, and 2023, respectively	27	46
Additional paid-in capital	7,001,727	2,147,393
Accumulated deficit	(2,799,154)	(2,851,996)
Total Stockholders’ Equity (Deficit)	4,202,999	(704,161)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,000,000	$178,157

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Operating expenses:
Selling and marketing	$–	$52
General and administrative	88,196	137,791
Total operating expense	88,196	137,843

Operating loss	(88,196)	(137,843)

Other income (expense):
Interest expense	(110,953)	(48,075)
Gain on Extinguishment of Derivative	18,227	–
Gain (loss) on extinguishment of debt	233,764	–
Total other income (expense)	141,038	(48,075)

Income (loss) before provision for income taxes	52,842	(185,918)

Provision for income taxes	–	–

Net loss	$52,842	$(185,918)

Weighted average shares basic and diluted	39,935,500	39,935,500

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2022	36,502,500	$365	1,624,000	$16	$1,591,654	$(2,020,406)	$(428,371)
Shares issuable with PPM	–	2	1,000,000	10	37,488	–	37,500
Warrant issuable with PPM	–	–	–	–	12,500	–	12,500
Shares issued or issuable for services	1,050,000	30	2,100,559	21	287,499	–	287,550
Stock award shares	3,200,000	10	(83,333)	(1)	274,991	–	275,000
Cancelled shares	(2,145,000)	(21)	–	–	21	–	–
Gain (loss) on extinguishment of debt	1,000,000	10	–	–	(77,510)	–	(77,500)
Previous years’ net loss adjustment	–	–	–	–	20,750	(645,672)	(645,672)
Net loss	–	–	–	–	–	(185,918)	(185,918)
Balance – December 31, 2023 (Audited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,996)	$(704,161)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,996)	$(704,161)
Shares to be issued reversed	–	–	(1,874,559)	(19)	19	–	–
Shares issuance adjusted	328,000	3	–	–	(3)	–	–
Investment in drone technology	–	–	–	–	4,857,543	–	4,857,543
Adjustment of AJB Small Note	–	–	–	–	(3,225)	–	(3,225)
Net loss	–	–	–	–	–	52,842	52,842
Balance – December 31, 2024 (Audited)	39,935,500	$399	2,766,667	$27	$7,001,727	$(2,799,154)	$4,202,999

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$52,842	$(185,918)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services adjustment	3	–
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	(171,227)	166,092
Prepaid expenses	35,700	–
Deferred revenue	(9)	–
Accrued interests	148,996	–
Net cash used in operating activities	66,305	(19,826)

Cash flows from investing activities:
Software & equipment	136,284	(9,424)
Patents, net	6,173
Capital expenditures	(5,000,000)	(9,424)
Net cash used in investing activities	(4,857,543)	(9,424)

Cash flows from financing activities:
Borrowings from related parties	–	49,909
Stock to be issued	(19)	–
Proceeds from note payable – non-related	(63,077)	65,000
Additional Paid in Capital	4,854,334	555,739
Adjustment to Retained Earnings	–	(645,611)
Net cash from financing activities	4,791,238	25,037

Net change in cash	–	(4,213)
Cash, beginning of period	–	4,213
Cash, end of period	$–	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Debt discount on convertible promissory note	$–	$–
Shares issuable on settlement of debt	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

From January 18, 2020, through December 31, 2024, the Company was engaged in developing proprietary software and patented technologies for ridesharing and autonomous vehicle markets. During this period, our business focused on creating a digital transportation enablement platform, supported by U.S. Patent No. 9,984,574 and U.S. Patent No. 11,217,101, among other intellectual properties.

On December 31, 2024, we completed the sale of substantially all of our intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. (“Boumarang”) pursuant to an Asset Purchase Agreement. The Assets included patents, trade secrets, software, prototypes, applications, customer lists, goodwill, business names, and all associated intellectual property rights. In consideration of the sale, the Company received 2,906,977 shares of Boumarang common stock, valued at $5,000,000. See our Current Report on Form 8-K filed with the SEC on January 6, 2025, for further details.

This transaction represented the divestiture of our historical transportation technology business and the first step in our strategic transition to pursue opportunities in the food technology (“food tech”) sector. Following the asset sale, we discontinued development of our ridesharing and autonomous vehicle platform.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Our Company’s year-end is December 31.

Going Concern Considerations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which assume the continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,799,154 as of December 31, 2024. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. Our cash balance was $0 at December 31, 2024, and 2023, respectively.

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

Costs incurred during the preliminary project stage, as well as the post-implementation stages of internal use of computer software, are expensed as incurred. Capitalized development costs, once placed into service, are amortized on a straight-line basis over five years, management’s estimate of the economic life. Costs incurred to maintain existing product offerings are expensed as incurred. Our software platform has not yet been placed into service. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

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

For assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued liabilities maturing within one year from the balance sheet date, the carrying amounts approximate fair value due to the short maturity of these instruments.

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of December 31, 2024, and 2023 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
Year ended December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

Year ended December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the years ended December 31, 2024, and 2023, there were no transfers between Levels 1, 2, or 3.

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

Stock option grants are valued using a Black-Scholes option valuation model. The assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected term of the award. The risk-free rate of interest was based on the U.S. Treasury bond rates appropriate for the expected term of the award. There are no expected dividends as we do not currently plan to pay dividends on our common stock. Expected stock price volatility was based on historical volatility levels of our common stock. The expected term is estimated by using the actual contractual term of the option grants and the expected time it takes employees to exercise the options.

Stock awards issuable pursuant to employment agreements are valued at the fair market value of our stock at the date on which each award, or portion thereof, vests.

Income Taxes

We account for income taxes in accordance with ASC 740 - Income Taxes, which requires us to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary differences between book and tax accounting methods, as well as any available operating loss or tax credit carryforwards. Tax law and rate changes are reflected in income in the period in which such changes are enacted. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We include interest and penalties related to income taxes, as well as unrecognized tax benefits, within the provision for income taxes.

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2024, and 2023, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

On December 31, 2024, the Company sold all of its assets, including patents, software, and equipment, to Boumarang Inc. As a result, no software or equipment remained on the balance sheet as of December 31, 2024.

Software and equipment, net consists of the following as of December 31:

	2024	2023
Software for internal use	$–	$134,133
Equipment	–	3,479
	–	137,612
Less accumulated depreciation and amortization.	–	(1,328)
	$–	$136,284

The Company did not record any depreciation or amortization expense in 2024 as the assets were disposed of on December 31, 2024.

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the year ended December 31, 2023, we capitalized $137,612 of such costs, representing expenses incurred during the application development stage, which included costs for designing and programming the software configuration and interfaces, coding, installation, and testing. The software was not placed into service prior to its disposal. On December 31, 2024, the Company sold all of its software and equipment, along with its patents, to Boumarang Inc. Accordingly, no amortization was recorded, and no software or equipment remained on the balance sheet as of December 31, 2024.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $0 for the years ended December 31, 2024, and 2023, respectively.

4.	Patents

We have patented technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. The technologies involve anticipating passenger demand and dispatching cars in advance to reduce wait times, increase vehicle utilization, and decrease costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

We currently own the following patents, which have been issued and which are pending:

•	U.S. Patent 9984574, issued May 29, 2018, claims priority to provisional application filed on Jan. 21, 2014.
•	U.S. Patent 11217101, issued January 4, 2022, claims priority to provisional application filed on January 21, 2014.

The software platform underlying the patents has not generated any revenue to date, and there is no assurance that revenue will be generated from these patent technologies. As a result, we have recorded the patent assets at the cost of patent fees and other expenses incurred to produce and file the patents. During the years ended December 31, 2024, and 2023, we recorded patent amortization expense of $0 and $406, respectively.

On December 31, 2024, the Company sold all of its patents, along with software and equipment, to Boumarang Inc. Accordingly, no patents remained on the balance sheet as of December 31, 2024.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties as of December 31, 2024, and 2023 are as follows:

	December 31, 2024	December 31, 2023

Joe Grimes	$151,061	$151,061
Sanjay Prasad	7,289	7,289
Don Smith	39,000	39,000
KeptPrivate.com	16,000	16,000
	$213,350	$213,350

Mr. Grimes was the CEO and Director, as well as our largest shareholder until February 2025.

Mr. Prasad, one of our directors, has made various patent filings for our Company in recent years, the amounts of which have been recorded in Patents, net on the accompanying Balance Sheet.

Mr. Smith was our CFO and is a party to an employment agreement dated November 17, 2021, as amended, with our Company, under which Mr. Smith is to receive monthly cash payments of $3,500.

Mr. Steven Ritacco, the Director of our Company, owns KeptPrivate.com. His company provides services related to the development of our digital transportation enablement and enhancement platform, the costs of which are included in Software and Equipment, net, on the accompanying Balance Sheet. The amount charged by KeptPrivate.com, $16,000, was unpaid and recorded as a general and administrative expense.

Amounts due to related parties bear no interest, are unsecured, and are repayable on demand. Imputed interest on amounts owed is immaterial.

6.	Notes Payable

Notes payables consist of the following at December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023

Convertible promissory note	$320,000	$320,000
Less debt discount	–	–
Accrued interest	64,000	33,000
Promissory notes	103,075	103,075
Subtotal	487,075	456,075
Less current portion	(487,075)	(456,075)
Long-term portion	$–	$–

Convertible Promissory Note (AJB Note)

On November 10, 2021 (the “Issue Date”), we entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (the “Lender”) for the purchase of a Convertible Promissory Note (the “Note”) in the principal amount of $290,000. The Note carried an original issue discount (“OID”) of $29,000 along with a requirement to pay $16,550 in expenses. The total of $45,550 was recorded as a debt discount. As a result, we received net proceeds of approximately $244,500 upon execution of the Note. The Note was originally scheduled to mature on May 10, 2022, subject to a six-month extension at our Company’s request. The Note accrued interest at 10% per annum from the Issue Date with monthly interest payments due at the beginning of each month. If extended, interest increased to 12% per annum, and in the event of default, interest accrues at 20% per annum. All of our Company’s assets secure the Note.

In addition to the issuance of the Note, we were obligated to issue to the Lender, as a commitment fee, 1,320,000 restricted shares of our common stock (the “Commitment Shares”) and a warrant to purchase 750,000 shares of our common stock (the “Original Warrant”). The Original Warrant was exercisable at $1.00 per share and expired three years after the Issue Date. The Commitment Shares and Original Warrant were issued in February 2022.

On May 22, 2022, the Note was extended for six months until November 10, 2022. On November 22, 2022, the Lender further agreed to extend the maturity date to February 10, 2023, in exchange for 600,000 restricted shares of common stock, valued at $150,000, or $0.25 per share. We recorded this as a loss on extinguishment of debt, as it represented a major modification.

On January 31, 2023, the Lender agreed to extend the Note's maturity date to August 31, 2023. In exchange, we issued 1,000,000 restricted shares of common stock valued at $110,000, or $0.11 per share, based on the market price at the date of acceptance. This amount was recorded as a loss on extinguishment of debt. The shares were issued in April 2023.

On May 23, 2023, the Lender advanced an additional $30,000, and the principal of the Note was increased to $320,000. In consideration of this modification, we issued a replacement warrant to purchase 750,000 shares of common stock at $0.25 per share, expiring five years from the Issue Date, which replaced the Original Warrant. The replacement warrant was valued using the Black-Scholes method, and we recorded a $187,500 gain on extinguishment of debt, as the modification represented a substantial change in terms.

The Note is convertible only upon an event of default (as defined in the Note) and is then convertible, in whole or in part, into shares of common stock at a conversion price equal to the lesser of (i) 90% multiplied by the lowest trading price during the 20-trading day period ending on the Issue Date, or (ii) 90% multiplied by the lowest trading price during the 20-trading day period ending on the date of conversion (the “Conversion Price”), subject to adjustments including anti-dilution provisions. No event of default has occurred to date.

While the Note is outstanding, we are required to reserve at all times five times the number of shares actually issuable upon full conversion of the Note (the “Reserved Amount”). If we fail to maintain or replenish the Reserved Amount within three business days of the Lender’s request, the principal amount of the Note increases by $5,000 per occurrence. If we fail to maintain DTC eligibility or if the Conversion Price falls below $0.01, the principal amount of the Note increases by $5,000, and the Conversion Price is redefined as 50% of the Market Price, subject to further adjustments.

Upon an Event of Default, the Note becomes immediately due and payable, and we must pay the Lender the Default Sum or Default Amount as defined in the Note.

Interest Expense

During the years ended December 31, 2024, and 2023, interest expense on the Note amounted to approximately $64,000 and $33,000, respectively. The increase in 2024 reflects accrual of default interest at 20% per annum on the amended principal balance of $320,000 following the May 23, 2023, modification.

6% Convertible Promissory Note (Sorensen)

On April 28, 2023, we issued a convertible promissory note to a non-related third party in the principal amount of $25,000. The unsecured note bore interest at 6% per annum and was repayable one year from its date of issue, or April 28, 2024. The note, plus any accrued and unpaid interest, was convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price equal to the average closing price of our common stock over the ninety trading days prior to the date of conversion.

The conversion provisions contained an embedded derivative feature, which we valued separately using the Black-Scholes model. At issuance, we recorded a derivative liability of $11,180, with subsequent remeasurement through March 31, 2024, resulting in an increased balance of $18,227. Because the noteholder did not exercise the conversion feature prior to maturity on April 28, 2024, the conversion option expired. Accordingly, the derivative liability was extinguished, and we recognized a gain of $18,227 in the second quarter of 2024.

We amortized the debt discount over the one-year contractual term of the note. As of April 28, 2024, the debt discount was fully amortized.

Interest expense in connection with this note was approximately $1,500 for the year ended December 31, 2024, representing the full contractual interest accrued through the maturity date.

As of December 31, 2024, the note has matured and remains outstanding as a cash obligation of $25,000 principal plus accrued interest of $1,500.

10% Promissory Note (Corrigan)

On August 1, 2022, we issued a promissory note to a non-related third party in the principal amount of $20,000. The unsecured note bears interest at 10% per annum and was originally due for repayment on January 26, 2023. The note was not repaid at maturity and is currently in default. We are in discussions with the noteholder to extend the repayment date.

During the year ended December 31, 2024, interest expense on this note was approximately $1,333, compared to $2,000 in 2023. As of December 31, 2024, the outstanding balance on the note, including accrued but unpaid interest, was approximately $22,000.

7.	Capital Stock

Common Stock

We are authorized to issue 50,000,000 shares of our $0.00001 par value common stock, and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders. We discovered an error whereby we previously reported our par value as $0.0001 per share. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the Balance Sheet as of December 31, 2021 and Statement of Operations, Changes in Stockholders’ Equity (Deficit), and Cash Flows for the year ended December 31, 2021. We have corrected this error by making an out-of-period adjustment as of December 31, 2022, which reduces the Balance Sheet amounts for both Common Stock and Common Stock to be Issued, and increases the Balance Sheet amount for Additional Paid-In Capital.

Common stock activity for the years ended December 31, 2024, and 2023 was as follows:

2023

1.

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

2.	On April 21, 2023, our Board of Directors authorized the issuance of 350,000 shares as bonuses, as follows: 250,000 shares to our then-CFO and 100,000 shares to a vendor. To date, only 100,000 bonus shares have been issued to our then-CFO, and the remaining 250,000 bonus shares have yet to be issued.

3.	In February 2023, four stockholders agreed to cancel a total of 2,145,000 shares of our common stock they held. We paid no consideration to the stockholders for the cancellation of their shares.

4.	In connection with the employment agreements for Messrs. Smith and Ritacco, we became obligated to issue an additional 500,000 shares each on their vesting date, which was December 31, 2022. The total of 1,000,000 shares was valued at $300,000, or $0.30 per share, which was the fair market value of our stock as of December 31, 2022, the date they became vested. The shares were issued in January 2023.

2022

1.	On November 22, 2022, we became obligated to issue 600,000 shares to the holder of the convertible promissory note (see Note 6). The shares have not yet been issued.

2.	On November 11, 2022, we issued 500,000 shares each to Don Smith, our CEO, and Steve Ritacco, our CIO, pursuant to the terms of their employment agreements. The total of 1,000,000 shares, which became vested on July 1, 2022, were valued at $300,000 or $0.30 per share, which was the value of our stock on the date of grant.

3.	On April 21, 2022, a stockholder agreed to cancel 2,000,000 shares they held.

4.	In connection with our issuance of the Convertible Promissory Note described in Note 6, we were committed to issue 1,320,000 shares as of December 31, 2021. The shares were issued on February 28, 2022.

2020 Stock Incentive Plan

Effective June 20, 2020, our Board of Directors adopted the 2020 Stock Incentive Plan (the “Plan”), authorizing the issuance of a total of 2,500,000 shares of our common stock under the Plan. Under the Plan, the exercise price of a granted option shall not be less than 100% of the fair market value on the date of grant (110% of the fair market value in the case of a 10% stockholder). Additionally, no option may be exercised more than ten (10) years after the date it is granted (or no more than five (5) years in the case of a 10% stockholder).

Stock Options

On June 20, 2020, we granted options to purchase 100,000 of our common shares to each of Messrs. Grimes, Prasad, and Ritacco, all Officers and/or Directors of our Company. The options are exercisable at $0.01 per share, expire five (5) years from the date of grant, and vest ratably beginning December 20, 2021, over the term of the option.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model, resulting in a valuation that was de minimis. The assumptions used in determining the fair value of the stock options were as follows:

June 20, 2020
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

Clarification of Valuation Assumptions: The assumptions used in determining the fair value of the stock options were measured as of the grant date of the awards, in accordance with ASC 718. These inputs are not updated in subsequent periods and reflect the conditions as of the options' issuance date.

Activity related to stock options for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Outstanding, December 31, 2024	300,000	$0.01	0.50	$0.00
Exercisable, end of period	300,000	$0.01	0.50	$0.00

Warrants

In connection with the transaction with the third-party lender discussed in Note 6, we issued the lender a warrant to purchase 750,000 common shares at $1.00 per share. The warrant replaced the original warrant issued in November 2021 and is exercisable immediately, expiring five years from the original Issue Date.

We valued the warrant using the Black-Scholes option pricing model and recorded a debt discount of $117,161, which is included in the total discount of $244,450 described in Note 6. The assumptions used in determining the fair value of the warrants were as follows:

May 23, 2023
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

Clarification of Valuation Assumptions: The assumptions used in determining the fair value of the warrants were measured as of the date of issuance of the warrants, in accordance with ASC 718. These inputs are not updated in subsequent periods and reflect conditions as of the grant date.

Activity related to the warrant for the years ended December 31, 2024, and 2023 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2022	750,000	$1.00
Outstanding, December 31, 2023	750,000	$1.00
Outstanding, December 31, 2024	750,000	$1.00	1.9	$0
Exercisable, end of period	750,000	$1.00	1.9	$0

8.	Income Taxes

Our Company has not filed any federal income tax returns, and we are currently not subject to state income tax filing requirements. As of December 31, 2024, we have net operating loss (“NOL”) carryforwards, on a book basis, of approximately $513,820, which may be available to reduce future years’ federal taxable income. The reduction reflects utilization of approximately $52,842 of NOLs against 2024 taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not to be likely to occur, and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the NOL carryforwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2024, and 2023:

	2024	2023
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2024, and 2023:

	2024	2023
US federal statutory income tax rate	21.0%	21.0%
Stock issued for outside and employment services	-13.2%	-13.2%
Gain (loss) on extinguishment of accounts payable	-2.1%	-2.1%
Debt discount amortization	-2.9%	-2.9%
Other	-0.0%	-0.0%
Increase in valuation reserve	-2.8%	-2.8%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of December 31, 2024, and 2023 consisted of the following:

	2024	2023
Net operating loss carry forwards.	$513,820	$566,662
Deferred tax asset @ 21.00%	107,902	136,459
Less: valuation allowance	(107,902)	(136,459)
Net deferred tax assets	$–	$–

During the year ended December 31, 2024, the valuation reserve decreased $28,557, reflecting the reduction in NOL carryforwards from current year income, compared to an increase of $27,669 during the year ended December 31, 2023. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income in the periods when those temporary differences become deductible. As of December 31, 2024, management determined that it was more likely than not that the deferred tax assets would not be realized and accordingly maintained a full valuation allowance.

9.	Investment in Boumarang Inc.

On December 31, 2024, the Company completed the sale of substantially all of its intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. pursuant to an Asset Purchase Agreement. In exchange for the Assets, the Company received 2,906,977 shares of Boumarang common stock (the “Boumarang Shares”), valued at $5,000,000 as of the transaction date.

Classification and Measurement

The investment in Boumarang Shares is classified as an equity investment under ASC 321, Investments—Equity Securities. Management has determined that the investment does not provide the Company with control or significant influence over Boumarang (ownership less than 20%, no board seat, no participation in policy-making decisions). Accordingly, the investment is recorded at fair value, with subsequent changes in fair value recognized in the statement of operations.

Initial Recognition: The Boumarang Shares were recorded at their fair value of $5,000,000 on December 31, 2024.

Subsequent Measurement: The fair value of the investment will be remeasured at each reporting date based on quoted prices in active markets (if available) or observable/unobservable valuation inputs. Changes in fair value will be recognized in “Other Income (Expense)” within the Company’s statement of operations.

Level of Fair Value Inputs: As of December 31, 2024, the investment is classified as a Level 1 asset (quoted price in active market) if Boumarang’s shares are publicly traded, or as a Level 2/3 asset if observable inputs are limited.

Strategic Intent

The Boumarang investment represents a strategic, non-core holding, providing the Company with a potential source of liquidity to support its transition into the food technology sector. Management will continue to evaluate monetization options, including potential sale of all or part of the shares, as market and strategic conditions permit.

Risk Considerations

The value of the Boumarang Shares is subject to market risk and volatility, as well as risks associated with Boumarang’s operations and financial condition. Management has concluded that no impairment indicators existed as of December 31, 2024, and that the carrying amount of the investment approximated its fair value.

10.	Discontinued Operations

On December 31, 2024, Tribal Rides International Corp. completed the sale of substantially all of its intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. pursuant to an Asset Purchase Agreement. Consideration consisted of 2,906,977 shares of Boumarang common stock, valued at $5,000,000 on the closing date.

The divested Assets included:

U.S. Patent No. 9,984,574

U.S. Patent No. 11,217,101

All related trade secrets, customer lists, software, prototypes, applications, business names, goodwill, and other intangible property

Following the transaction, the Company discontinued its historical operations in transportation and autonomous ridesharing technology.

The results of operations of the disposed business have been presented as discontinued operations for all periods presented. The summarized operating results of discontinued operations are as follows:

	2024	2023
Revenues	$–	$–
Operating expenses	(88,196)	(137,843)
Other income (expenses), net	141,038	(48,075)
Income (loss) before taxes	52,842	(185,918)
Provision for taxes	–	–
Net income (loss) from discontinued operations	$52,842	$(185,918)

11.	Agreement

SRAX Agreement

Effective February 10, 2023, we entered into an agreement with SRAX, Inc. under which SRAX agreed to provide investor relations services to us. The term of the agreement was one year. Under the agreement, we agreed to compensate SRAX in shares of our common stock, valued at $265,000 as of the date of the agreement. The market value of our stock on the agreement date was $0.1432 per share, which resulted in our obligation to issue 1,850,559 of our common shares. During the three months ended March 31, 2023, SRAX provided $50,000 of services, which were recorded as a general and administrative expense during the nine months ended September 30, 2023. No additional services were provided under the agreement during the remainder of 2023, and no services were provided for the fiscal year ended December 31, 2024. We have not yet issued the shares to SRAX. Once the shares are issued, we will record the remaining SRAX services, if any, as a prepaid expense and additional paid-in capital.

On July 24, 2023, SRAX informed us that we owed them a total of 6,524,441 shares of our common stock under share adjustment provisions in our agreements with them. We have disputed this claim and are seeking additional information from SRAX to assess its validity.

Igala/Waterford Agreements

On March 2, 2023, we entered into a Consulting Agreement with Igala Commonwealth Limited under which Igala agreed to provide web development and copywriting services for the purpose of marketing our Company’s products and services. The term of the agreement was one month, with an option to extend it by mutual agreement of the parties. Under the agreement, we agreed to compensate Igala with 800,000 shares of our common stock, valued at $72,000 based on the market value of our stock on the date of the agreement, and recorded a general and administrative expense for that amount in 2023.

Also on March 2, 2023, we entered into a services agreement with Alta Waterford LLC, the owner of Igala. Under the agreement, Alta Waterford provided investor awareness services for a one-month term. The compensation for these services was $1,000, which was expensed in 2023. No services were provided under either the Igala or Alta Waterford agreements in 2024.

Independent Contractor Agreement

On April 2, 2023, we entered into an Independent Contractor Agreement with a non-related individual, under which the individual agreed to assist in finalizing our business and marketing plans, create financial forecasts, assist with funding efforts, and advise our Board of Directors on various strategic matters. The term of the agreement was one year, expiring April 2, 2024. As compensation under the agreement, we agreed to issue the individual 2,100,000 shares of our common stock and to make monthly cash payments of $5,000. The shares were valued at $142,800, or $0.068 per share, which represented the fair market value of our common stock as of the agreement date, and were recorded as a prepaid expense in that amount. We amortized the value of the shares over the term of the agreement and recorded a general and administrative expense of $35,700 during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recorded total expenses of $50,700 in connection with this agreement, $35,700 in common stock value, and $15,000 in cash value. No services were provided, and no additional expenses were recognized under this agreement for the fiscal year ended December 31, 2024.

Trinesis Technologies Agreement

On April 13, 2023, we entered into a Services Agreement with Trinesis Technologies Private Limited, a corporation located in India. Under the agreement, Trinesis agreed to rebuild our software platform so that it is robust and scalable, which was expected to be completed by the end of calendar year 2023. As compensation for the services, we agreed to pay Trinesis a total of $136,500, with periodic payments being made as certain milestones were reached. During 2023, we recorded amounts paid to Trinesis of $10,000 as Software for Internal Use and expensed $65,025 of unpaid amounts as of September 30, 2023. No services were provided under this agreement during the fiscal year ended December 31, 2024.

12.	Subsequent Events

The Company evaluated subsequent events after December 31, 2024, through the date these financial statements are issued. The following material, non-recognized subsequent events occurred:

Termination of Share Exchange Agreement with Singta (June 30, 2025): The transaction was subject to customary closing conditions, which were not satisfied. On June 30, 2025, the Board of Directors determined not to proceed with the transaction and formally terminated the Singta Agreement.

Entry into Share Exchange Agreement (June 30, 2025): Effective June 30, 2025, which will be recognized as the acquisition date for accounting purposes under U.S. GAAP, the Company completed the acquisition of all of the membership interests of Supa Food Services LLC (“Supa”), a Wyoming limited liability company. The Company expects to announce this transaction in a Current Report on Form 8-K on or before September 30, 2025, including the required financial statements of Supa and related pro forma financial information.

Change in independent registered public accounting firm (June 2, 2025). The Board dismissed Olayinka Oyebola & Co. due to its “Prohibited Service Provider” status with OTC Markets Group and engaged Lao Professionals as the Company’s new independent registered public accounting firm. The Company reported no disagreements with the former auditor.

Notification of late filing (March 31, 2025). The Company filed a Form 12b-25 stating it could not timely file the 2024 Form 10-K by March 31, 2025, and anticipated filing within the 15-day extension period.

Change in control and officer/director changes (February 3, 2025). On February 3, 2025, Joseph Grimes sold 20,000,000 shares of the Company’s common stock (approximately 50% of the then outstanding shares) to Spark Capital Investments, LLC, and resigned as Chief Executive Officer. On February 6, 2025, Messrs. Grimes, Prasad, and Ritacco resigned from the Board of Directors; Mr. Ritacco also resigned as Chief Technology Officer.

New appointments (February 6, 2025). In connection with the foregoing, the Board appointed Adam Clode as Chief Executive Officer and named Candice Beaumont and John McMullen to the Board.

Entry into Share Exchange Agreement (February 6, 2025). The Company entered into a Share Exchange Agreement with Singta Industries Inc., under which the Company agreed to acquire 100% of Singta in exchange for issuing 400,000,000 newly issued restricted shares of the Company’s common stock to Singta’s selling stockholders. The agreement stipulates that the acquisition consideration represents the entire purchase price; closing is contingent upon the terms and conditions set forth in the agreement. The Company disclosed that a copy of the agreement will be filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company has not issued these shares.

Catch-up periodic reports (February 2025). In February 2025, the Company filed its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024. (See the cover data for each respective report.)

Board equity awards (January 28, 2025). By unanimous written consent, effective January 28, 2025, the Board approved grants of 100,000 shares of common stock to each of Joseph Grimes (then CEO and director), Sanjay Prasad (then legal counsel and director), and Steven Ritacco (then Chief Technology Officer and director) as additional compensation for service in 2020–2024. Earlier, larger stock grants referenced in prior resolutions were expressly revoked.

