Form 10-Q
period 2025-03-31
Tribal Rides International Corp.
filed 2025-09-11
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(949) 880-0900

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

The number of shares outstanding of the registrant’s common stock on September 11, 2025 was 39,935,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets:
Cash	$–	$–
Total current assets	–	–
Investment in drone delivery	5,000,000	5,000,000
Total noncurrent assets	5,000,000	5,000,000
Total Assets	$5,000,000	$5,000,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$82,035	$66,430
Notes payable	368,225	368,225
Accrued interests	165,077	148,996
Due to related party	39,000	213,350
Total current liabilities	654,337	797,001
Total Liabilities	654,337	797,001

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 50,000,000 shares authorized; 39,935,500 and 39,935,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	399	399
Common stock to be issued, 3,066,667, and 2,766,667 shares as of March 31, 2025 and December 31, 2024, respectively	30	27
Additional paid-in capital	7,004,724	7,004,724
Accumulated deficit	(2,659,490)	(2,799,154)
Total Stockholders’ Equity	4,345,663	4,202,999
Total Liabilities and Stockholders’ Equity	$5,000,000	$5,000,000

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating expenses:
General and administrative	$18,605	$38,900
Total operating expense	18,605	38,900

Operating loss	(18,605)	(38,900)

Other income (expense):
Interest expense	(16,081)	(2,931)
Gain on write-offs	174,350	–
Total other income (expense)	158,269	(2,931)

Income (loss) before provision for income taxes	139,664	(41,831)

Provision for income taxes	–	–

Net (income) loss	$139,664	$(41,831)

Weighted average shares basic and diluted	39,935,500	39,935,500

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,161)
Shares issued with debt	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(41,831)	(41,831)
Balance – March 31, 2024 (unaudited)	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,004,724	$(2,799,154)	$4,202,999
Stock issued for services	–	–	300,000	3	2,997	–	3,000
Net income	–	–	–	–	–	139,664	139,664
Balance – March 31, 2025 (unaudited)	39,935,500	$399	3,066,667	$30	$7,004,724	$(2,659,490)	$4,345,663

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$139,664	$(41,831)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,000	–
Prepaid Issuance	–	35,700
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	15,605	3,131
Accrued interests	16,081	–
Due to related parties	(174,350)	–
Net cash used in operating activities	–	(3,000)

Cash flows from investing activities:

Net cash used in investing activities	–	–

Cash flows from financing activities:
Borrowings from related parties	–	3,000
Net cash from financing activities	–	3,000

Net change in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

In connection with the foregoing, the Board appointed Adam Clode as Chief Executive Officer and named Candice Beaumont and John McMullen to the Board on February 6, 2025.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,659,490 as of March 31, 2025. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of March 31, 2025, and December 31, 2024 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of March 31, 2025:
Liabilities:
Due to related parties – recognized at fair value (1)	$39,000	$–

As of December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the three months and year ended March 31, 2025 and December 31, 2024, respectively there were no transfers between Levels 1, 2 or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2025 and 2024, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Software for internal use	$–	$–
Equipment	–	–
	–	–
Less accumulated depreciation and amortization	–	–
	$–	$–

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the year ended December 31, 2023, we capitalized $137,612 of such costs, representing expenses incurred during the application development stage, which included costs for designing and programming the software configuration and interfaces, coding, installation, and testing. The software was not placed into service prior to its disposal. On December 31, 2024, the Company sold all of its software and equipment, along with its patents, to Boumarang Inc. Accordingly, no amortization was recorded, and no software or equipment remained on the balance sheet as of March 31, 2025 and December 31, 2024.

Equipment consists of computers.

Depreciation and amortization of software and equipment amounted to $0 for the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025, and 2024, we there were no patent amortization expense.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	March 31, 2025	December 31, 2024

Joe Grimes	$–	$151,061
Sanjay Prasad	–	7,289
Don Smith	39,000	39,000
KeptPrivate.com	–	16,000
	$39,000	$213,350

Mr. Grimes was the CEO and Director, as well as our largest shareholder until February 2025. Mr. Grimes resigned as the CEO and Director of the Company in February 2025.

Mr. Prasad, one of our directors, has made various patent filings for our Company in recent years, the amounts of which have been recorded in Patents, net on the accompanying Balance Sheet. Mr. Prasad resigned as the Director of the Company in February 2025.

Mr. Smith was our CFO and is a party to an employment agreement dated November 17, 2021, as amended, with our Company, under which Mr. Smith is to receive monthly cash payments of $3,500. Mr. Smith resigned as the CFO of the Company in May 2023.

Mr. Steven Ritacco, the Director of our Company, owns KeptPrivate.com. His company provides services related to the development of our digital transportation enablement and enhancement platform, the costs of which are included in Software and Equipment, net, on the accompanying Balance Sheet. The amount charged by KeptPrivate.com, $16,000, was unpaid and recorded as a general and administrative expense. Mr. Ritacco resigned as the CTO and Director of the Company in February 2025.

Amounts due to related parties bear no interest, are unsecured, and are repayable on demand. Imputed interest on amounts owed is immaterial.

In February 2025, the Company entered into a Release and Settlement Agreement with Mr. Grimes, Mr. Prasad, and Sanjay Prasad (related parties), pursuant to which the Company and related parties agreed to mutually release and discharge one another from all claims, obligations, and liabilities arising from prior service and related-party transactions, collectively valued as $174,350. Effective with the execution of the Agreement, related parties irrevocably waived and relinquished the outstanding balance, and the Company agreed to provide a full release, including indemnification, for any and all personal obligations, related parties may have had arising from their prior service as a director and/or officer. This transaction was accounted for as an extinguishment of a related-party payable, with the corresponding gain recognized in Other Income on the Consolidated Statement of Operations for the fiscal year ending March 31, 2025.

6.	Notes Payable

Notes payable consist of the following:

	March 31, 2025	December 31, 2024

Convertible promissory note	$320,000	$320,000
Less debt discount	–	–
Accrued interest	165,077	148,996
Promissory notes	48,225	48,225
Subtotal	533,302	517,221
Less current portion	(533,302)	(517,221)
Long-term portion	$–	$–

Convertible Promissory Note (AJB Notes)

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

In November 2024, the Lender issued a small note of $3,225 at 10% interest rate due on June 30, 2025.

Interest Expense

During the three months ended March 31, 2025 and 2024, we recorded interest expense for this note of $16,081 and $2,931, respectively. The increase in 2024 reflects accrual of default interest at 20% per annum on the amended principal balance of $320,000 following May 23, 2023, modification.

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

16

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

Activity related to stock options for the period ended March 31, 2025, and December 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2024	300,000	$0.01	0.50	$0.00
Outstanding, December 31, 2024	0	$0.01	-	$0.00
Exercisable, end of period	-	$0.01	-	$0.00

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

Activity related to the warrant for the period ended March 31, 2025 and December 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2024	2,750,000	$1.00	1.9	$0
Outstanding, March 31, 2025	2,750,000	$1.00	1.9	$0
Exercisable, end of period	2,750,000	$1.00	1.9	$0

8.        Equity-Based Compensation to Related Parties

On January 28, 2025, the Board of Directors of the Company approved a new issuance of common stock to certain related parties in recognition of their service as directors and officers of the Company for the fiscal years 2020 through 2024.

The Company issued the following shares of common stock to its directors as additional compensation:

Name	Role(s)	Common Shares Granted
Joseph Grimes	CEO, temporary CFO, Board Member	100,000 shares
Sanjay Prasad	Legal Counsel, Board Member	100,000 shares
Steven Ritacco	Chief Technology Officer, Board Member	100,000 shares

In the case of Mr. Prasad, the share issuance also reflects a settlement of $6,427 in expenses previously incurred on behalf of the Company.

This resolution superseded and revoked all prior equity compensation grants, including those approved on October 27, 2023, and subsequently revised on January 21, 2025, as if such prior grants were never made.

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

Financial Conditions at March 31, 2025 and December 31, 2024

At March 31, 2025 and December 31, 2024, we had no cash on hand to execute our business plan. We reported accumulated deficits of $2,659,490 and $2,799,154, respectively, and working capital deficits of $654,337 and $746,001, respectively.

Results Operations

The Company did not generate revenue in either the three months ended March 31, 2025 or March 31, 2024, consistent with its pre-commercialization phase.

For the three months ended March 31, 2025 and 2024, we recorded net income of $139,664, compared to a net loss of $41,831.

The net income in the three months ended March 31, 2025 primarily resulted from one-time non-cash gains on the extinguishment of liabilities due to related parties of $174,350.

Total operating expenses decreased to $18,605 in the three months ended March 31, 2025, compared to $38,900 in the three months ended March 31, 2024, reflecting a reduction in general and administrative expenses as operations wound down in connection with the asset sale.

As disclosed in Note 10 to the financial statements, on December 31, 2024, we sold substantially all of our historical intellectual property assets to Boumarang Inc. for consideration valued at $5.0 million. This transaction is reflected as discontinued operations in our consolidated financial statements.

Following the sale, we ceased further development of our ridesharing and autonomous vehicle platform.

Liquidity and Capital Resources

At March 31, 2025 and December 31, 2024, the Company had $0 and $0 cash to execute its business plan. At March 31, 2025 and December 31, 2024, the Company had accumulated a deficit of $2,659,490 and $2,799,154, and working capital deficits of $654,337 and $746,001, respectively. We have previously raised capital through debt financing, advances from related parties, and private placements of our common stock to meet operating needs.

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

Going Concern Considerations

As of March 31, 2025, the Company had an accumulated deficit of $2,659,490 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2025, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash.

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

On January 28, 2025, the Board of Directors of the Company approved a new issuance of 300,000 shares of common stock to certain related parties in recognition of their service as directors and officers of the Company for the fiscal years 2020 through 2024.

Item 5.	Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: September 11, 2025	By:	/s/ Adam Clode
Adam Clode, Chief Executive Officer (Principal Executive Officer)

