Form 10-Q/A
period 2025-03-31
Tribal Rides International Corp.
filed 2025-09-18
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Tribal Rides International Corp. (the “Company”) for the three months ended March 31, 2025 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on September 11, 2025, is being filed to address certain revisions and corrections of errors.

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

3

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

Common Stock

We are authorized to issue 500,000,000 shares of our $0.00001 par value common stock, and each holder is entitled to one (1) vote on all matters subject to a vote of stockholders. We discovered an error whereby we previously reported our par value as $0.0001 per share. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to the Balance Sheet as of December 31, 2021 and Statement of Operations, Changes in Stockholders’ Equity (Deficit), and Cash Flows for the year ended December 31, 2021. We have corrected this error by making an out-of-period adjustment as of December 31, 2022, which reduces the Balance Sheet amounts for both Common Stock and Common Stock to be Issued, and increases the Balance Sheet amount for Additional Paid-In Capital.

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

17

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Adam Clode who serves as our principal executive officer, and our Chief Financial Officer, as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Adam Clode evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2025. Based on their evaluation, Adam Clode concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

The securities were issued pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act of 1933, as transactions not involving a public offering.

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

TRIBAL RIDES INTERNATIONAL CORP.

Date: September 18, 2025	By:	/s/ Adam Clode
Adam Clode, Chief Executive Officer (Principal Executive Officer)

