Form 10-Q
period 2025-06-30
Tribal Rides International Corp.
filed 2025-09-18
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock on September 18, 2025 was 290,235,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets:
Cash	$2,973	$–
Prepaid	8,100	$–
Total current assets	11,073	–
Software and equipment, net	40,809	–
Intangible assets	84,191	–
Investment in drone delivery	5,000,000	5,000,000
Total noncurrent assets	5,125,000	5,000,000
Total Assets	$5,136,073	$5,000,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$122,735	$66,430
Notes payable	368,225	368,225
Accrued interests	176,869	148,996
Due to related party	160,200	213,350
Total current liabilities	828,029	797,001
Total Liabilities	828,029	797,001

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,235,500 and 39,935,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,902	399
Common stock to be issued, 3,066,667, and 2,766,667 shares as of June 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	7,127,224	7,001,727
Accumulated deficit	(2,822,109)	(2,799,154)
Total Stockholders’ Equity	4,308,044	4,202,999
Total Liabilities and Stockholders’ Equity	$5,136,073	$5,000,000

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Operating expenses:

General and administrative expense	$150,827	$–	$169,432	$38,900
Total operating expense	150,827	–	169,432	38,900

Operating loss	(150,827)	–	(169,432)	(38,900)

Other income (expense)
Interest expense	(11,792)	–	(27,873)	(2,931)
Gain on write-offs	–	–	174,350	–
Total other income (expense)	(11,792)	–	146,477	(2,931)
		–
Loss before provision for income taxes	(162,619)	–	(22,955)	(41,831)
		–
Provision for income taxes	–	–	–	–

Net loss	$(162,619)	$–	$(22,955)	$(41,831)

Weighted average shares basic and diluted	40,235,500	39,935,500	40,190,500	39,935,500
		–
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – June 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)
Net loss	–	–	–	–	–	–	–
Balance – June 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)
Balance – March 31, 2025	39,935,500	$399	3,066,667	$30	$7,001,727	$(2,659,490)	$4,345,663
Shares issuance adjusted	300,000	3	(300,000)	(3)	–	–	–
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,500	–	125,000
Net loss	–	–	–	–	–	(162,619)	(162,619)
Balance – June 30, 2025	290,235,500	$2,902	2,766,667	$27	$7,127,224	$(2,822,109)	$4,308,044

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,162)
Net income	–	–	–	–	–	(41,831)	(41,831)
Balance – June 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)
Balance – December 31, 2024	39,935,500	399	2,766,667	27	7,001,727	(2,799,154)	4,202,999
Shares issued for services	300,000	3	–	–	2,997	–	3,000
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,250	–	125,000
Net loss	–	–	–	–	–	(22,955)	(22,955)
Balance – June 30, 2025	290,235,500	$2,902	2,766,667	$27	$7,127,224	$(2,822,109)	$4,308,044

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(22,955)	$(41,831)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,000	–
Prepaid Issuance	(8,100)	35,700
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	56,305	3,131
Intangible assets	(84,191)	–
Accrued interests	27,873	–
Due to related parties	(174,350)	–
Net cash used in operating activities	(202,418)	(3,000)

Cash flows from investing activities:
Software and equipment, net	(40,809)	–
Stock issued for equipment	125,000	–
Net cash used in investing activities	84,191	–

Cash flows from financing activities:
Borrowings from related parties	–	3,000
Notes payable, net of debt discount	121,200	–
Net cash from financing activities	121,200	3,000

Net change in cash	2,973	–
Cash, beginning of period	–	–
Cash, end of period	$2,973	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

On February 3, 2025, Joseph Grimes sold 20,000,000 shares of the Company’s common stock (approximately 50% of the then-outstanding shares) to Spark Capital Investments, LLC, and subsequently resigned as Chief Executive Officer. On February 6, 2025, Messrs. Grimes, Prasad, and Ritacco resigned from the Board of Directors; Mr. Ritacco also resigned as Chief Technology Officer.

In connection with the foregoing, the Board appointed Adam Clode as Chief Executive Officer and named Candice Beaumont and John McMullen to the Board on February 6, 2025.

On June 2, 2025, the Board dismissed Olayinka Oyebola & Co. due to its “Prohibited Service Provider” status with OTC Markets Group and engaged Lao Professionals as the Company’s new independent registered public accounting firm. The Company reported no disagreements with the former auditor.

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices; and assumed a related party loan obligation of $121,200, previously incurred by SUPA.

The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,822,109 as of June 30, 2025. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of June 30, 2025, and December 31, 2024 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of June 30, 2025:
Liabilities:
Due to related parties – recognized at fair value (1)	$160,200	$–

As of December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties do not contain an interest provision. Any imputed interest is immaterial.

During the six months and year ended June 30, 2025, and December 31, 2024, respectively, there were no transfers between Levels 1, 2, or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of June 30, 2025, and 2024, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Software for internal use	$–	$–
Equipment	40,809	–

Less accumulated depreciation and amortization	–	–
	$40,809	$–

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the year ended December 31, 2023, we capitalized $137,612 of such costs, representing expenses incurred during the application development stage, which included costs for designing and programming the software configuration and interfaces, coding, installation, and testing. The software was not placed into service prior to its disposal. On December 31, 2024, the Company sold all of its software and equipment, along with its patents, to Boumarang Inc. Accordingly, no amortization was recorded, and no software or equipment remained on the balance sheet as of June 30, 2025, and December 31, 2024.

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Nevada limited liability company and related party. In exchange for the equity issuance, the Company acquired: 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

Depreciation and amortization of software and equipment amounted to $0 for the three months ended June 30, 2025, and 2024, respectively.

4.	Patents

We have patent and patent-pending technologies with a focus on artificial intelligence (“AI”), machine learning with optimization, and Smart Deployment algorithms. The technologies involve anticipating demand for passengers and dispatching cars in advance to reduce wait time, increasing the utilization of vehicles, and decreasing costs. It includes a new and efficient system for tracking and charging customers with preferred rates, supply and demand rates, and “specific” community engagement.

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

During the six months ended June 30, 2025, and 2024, there was no patent amortization expense.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	June 30, 2025	December 31, 2024

Spark Capital	$121,200	$–
Joe Grimes	–	151,061
Sanjay Prasad	–	7,289
Don Smith	39,000	39,000
KeptPrivate.com	–	16,000
	$160,200	$213,350

Related Party Loan (Spark)

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. As part of the consideration, the Company assumed a related party loan obligation of $121,200, previously incurred by SUPA.

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of June 30, 2025. Accordingly, the loan has been recorded as a related party payable in long-term liabilities pending formal documentation.

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

In February 2025, the Company entered into a Release and Settlement Agreement with Mr. Grimes, Mr. Prasad, and Sanjay Prasad (related parties), pursuant to which the Company and related parties agreed to mutually release and discharge one another from all claims, obligations, and liabilities arising from prior service and related-party transactions, collectively valued at $174,350. Effective with the execution of the Agreement, related parties irrevocably waived and relinquished the outstanding balance, and the Company agreed to provide a full release, including indemnification, for any and all personal obligations that related parties may have had arising from their prior service as a director and/or officer. This transaction was accounted for as an extinguishment of a related-party payable, with the corresponding gain recognized in Other Income on the Consolidated Statement of Operations for the fiscal year ending June 30, 2025.

Asset Acquisition and Assumption of Related Party Loan

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000.

In exchange for the equity issuance, the Company acquired:

•	1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices; and

•	Assumed a related party loan obligation of $121,200, previously incurred by SUPA.

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of June 30, 2025. Accordingly, the loan has been recorded as a related party payable in long-term liabilities pending formal documentation.

The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

6.	Intangible Assets

In connection with the acquisition of water machines, the Company also acquired customer contracts, vending location rights, and licenses. These intangible assets were valued at $84,191 and will be amortized on a straight-line basis over five years. Management preliminarily estimates these to be definite-lived intangibles under ASC 350.

7.	Notes Payable

Notes payable consist of the following:

	June 30, 2025	December 31, 2024

Convertible promissory note	$320,000	$320,000
Less debt discount	–	–
Accrued interest	176,869	148,996
Promissory notes	48,225	48,225
Subtotal	545,094	517,221
Less current portion	(545,094)	(517,221)
Long-term portion	$–	$–

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

In addition to issuing the Note, we were obligated to issue to the Lender, as a commitment fee, 1,320,000 restricted shares of our common stock (the “Commitment Shares”) and a warrant to purchase 750,000 shares of our common stock (the “Original Warrant”). The Original Warrant was exercisable at $1.00 per share and expired three years after the Issue Date. The Commitment Shares and Original Warrant were issued in February 2022.

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

In November 2024, the Lender issued a small note of $3,225 at a 10% interest rate due on June 30, 2025.

Interest Expense

During the six months ended June 30, 2025, and 2024, we recorded interest expense for this note of $27,873 and $2,931, respectively. The increase in 2024 reflects accrual of default interest at 20% per annum on the amended principal balance of $320,000 following the May 23, 2023, modification.

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

The conversion provisions contained an embedded derivative feature, which we valued separately using the Black-Scholes model. At issuance, we recorded a derivative liability of $11,180, with subsequent remeasurement through June 30, 2024, resulting in an increased balance of $18,227. Because the noteholder did not exercise the conversion feature prior to maturity on April 28, 2024, the conversion option expired. Accordingly, the derivative liability was extinguished, and we recognized a gain of $18,227 in the second quarter of 2024.

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

8.	Capital Stock

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

Common stock activity for the years ended December 31, 2025, and 2024 was as follows:

2025

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000.

On January 28, 2025, the Board of Directors of the Company approved a new issuance of common stock to certain related parties in recognition of their service as directors and officers of the Company for the fiscal years 2020 through 2024. The Company issued 300,000 shares to three officers valued at $3,000.

2024

None.

Warrants

In connection with the transaction with the third-party lender discussed in Note 7, we issued the lender a warrant to purchase 750,000 common shares at $1.00 per share. The warrant replaced the original warrant issued in November 2021 and is exercisable immediately, expiring five years from the original Issue Date.

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

Activity related to the warrant for the period ended June 30, 2025 and December 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2024	2,750,000	$1.00	1.9	$0
Outstanding, June 30, 2025	2,750,000	$1.00	1.9	$0
Exercisable, end of period	2,750,000	$1.00	1.9	$0

9.	Investment in Boumarang Inc.

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

The results of operations of the disposed business have been presented as discontinued operations for all periods presented. The summarized operating results of discontinued operations are as follows:

	2024	2023
Revenues	$–	$–
Operating expenses	(88,196)	(137,843)
Other income (expenses), net	141,038	(48,075)
Income (loss) before taxes	52,842	(185,918)
Provision for taxes	–	–
Net income (loss) from discontinued operations	$52,842	$(185,918)

11.	Leases and Obligations

On June 6, 2025, SUPA Food Services LLC (“SUPA”), a wholly owned subsidiary of Tribal Rides International Corp., entered into a License Agreement with Mor & Mor Commercial, LLC (“Licensor”) for the right to occupy approximately 8,100 square feet of warehouse space located at 4150 152nd Street NE, Marysville, Washington (the “Premises”). The arrangement does not constitute a traditional lease under ASC 842, Leases, but instead qualifies as a license agreement, given that it does not grant SUPA control over the premises and explicitly disclaims a landlord–tenant relationship.

Key Terms of the License Agreement

•	Commencement Date: June 9, 2025
•	Term: Month-to-month; terminable by either party with 30 days written notice.
•	Monthly License Fee: $8,100 due in advance on the first of each month.
•	Security Deposit: $8,100 paid upon execution of the agreement.
•	Use Restriction: Licensee is permitted to use the premises solely for dead storage of non-hazardous materials.

Owner Termination Right: The Owner retains the right to terminate the license at any time with 30 days’ notice in the event of a new lease agreement with another party.

Per ASC 842-10-15-3, leases must convey the right to control the use of an identified asset for a period of time in exchange for consideration. This agreement, while permitting use of the premises, restricts SUPA’s rights and does not convey control of the underlying asset. Accordingly, the agreement is excluded from lease accounting guidance under ASC 842.

12.	Agreement

All the agreements signed in the fiscal year ending December 31, 2023, have expired.  No services were provided under this agreement during the fiscal year ended December 31, 2024.

The Company shall assume obligations of all service and consulting agreements under the Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party.

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

13	Subsequent Events

The Company evaluated subsequent events that occurred after June 30, 2025, through the date these financial statements were issued. The following material, non-recognized subsequent events occurred:

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

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices; and assumed a related party loan obligation of $121,200, previously incurred by SUPA. The acquisition of SUPA is expected to establish a foundation for revenue generation from water machine operations, but will require further funding, integration efforts, and licensing approvals.

The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

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

Financial Conditions at June 30, 2025, and December 31, 2024

At June 30, 2025 and December 31, 2024, we had $2,973 and no cash on hand to execute our business plan. We reported accumulated deficits of $2,822,109 and $2,799,154, respectively, and working capital deficits of $816,037 and $746,001, respectively.

Results Operations

The Company did not generate revenue in either the three or six months ended June 30, 2025, or June 30, 2024, consistent with its pre-commercialization phase.

For the three months ended June 30, 2025, and 2024, we recorded a net loss of $22,955 and $41,831. For the six months ended June 30, 2025, and 2024, we recorded a net loss of $162,619.

The decrease in net loss for the six months ended June 30, 2025, primarily resulted from one-time non-cash gains on the extinguishment of liabilities due to related parties of $174,350.

Total operating expenses increased to $150,827 in the three months ended June 30, 2025, compared to $0 in the three months ended June 30, 2024, reflecting an increase in general and administrative expenses as operational activity increased due to the acquisition of SUPA and pivot as a food delivery, distribution, and technology company.

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

Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, the Company had $2,73 and $0 cash to execute its business plan. At June 30, 2025 and December 31, 2024, the Company had accumulated a deficit of $2,822,109 and $2,799,154, and working capital deficits of $816,037 and $746,001, respectively. We have previously raised capital through debt financing, advances from related parties, and private placements of our common stock to meet operating needs.

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

Going Concern Considerations

As of June 30, 2025, the Company had an accumulated deficit of $2,822,109 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Adam Clode who serves as our principal executive officer, Adam Clode who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Mr. Clode evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2025. Based on their evaluation, Adam Clode concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices; and assumed a related party loan obligation of $121,200, previously incurred by SUPA.

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

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

SEC Ref. No.	Title of Document
10.1*	Share Exchange Agreement dated June 30, 2025, by and between Tribal Rides International Corp. and the members of SUPA Food Services LLC.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

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

