Form 10-Q
period 2025-09-30
Tribal Rides International Corp.
filed 2025-11-07
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock on November 7, 2025 was 290,835,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

Tribal Rides International Corp.

TRIBAL RIDES INTERNATIONAL CORP.

BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets:
Cash	$53,132	$–
Prepaid	8,100	–
Total current assets	61,232	–
Software and equipment, net	40,809	–
Intangible assets	84,191	–
Investment in drone delivery	5,000,000	5,000,000
Total noncurrent assets	5,125,000	5,000,000
Total Assets	$5,186,232	$5,000,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$213,344	$66,430
Notes payable	368,225	368,225
Accrued interests	193,417	148,996
Due to related party	247,200	213,350
Total current liabilities	1,022,186	797,001
Total Liabilities	1,022,186	797,001

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,835,500 and 39,935,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,908	399
Common stock to be issued, 3,066,667, and 2,766,667 shares as of September 30, 2025 and December 31, 2024, respectively	21	27
Additional paid-in capital	7,127,224	7,001,727
Accumulated deficit	(2,966,107)	(2,799,154)
Total Stockholders’ Equity	4,164,046	4,202,999
Total Liabilities and Stockholders’ Equity	$5,186,232	$5,000,000

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Operating expenses:

General and administrative expense	$127,450	$3,600	$296,882	$42,500
Total operating expense	127,450	3,600	296,882	42,500

Operating loss	(127,450)	(3,600)	(296,882)	(42,500)

Other income (expense)
Interest expense	(16,548)	(19,060)	(44,421)	(21,991)
Gain on write-offs	–	–	174,350	–
Total other income (expense)	(16,548)	(19,060)	129,929	(21,991)

Loss before provision for income taxes	(143,998)	(22,060)	(166,953)	(64,491)

Provision for income taxes	–	–	–	–

Net loss	$(143,998)	$(22,060)	$(166,953)	$(64,491)

Weighted average shares basic and diluted	290,308,027	39,935,500	124,788,809	39,935,500
		–
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – June 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,893,828)	$(745,993)
Net loss	–	–	–	–	–	(22,060)	(22,060)
Balance – September 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,916,488)	$(768,653)

Balance – June 30, 2025	290,835,500	$2,902	2,766,667	$27	$7,127,224	$(2,966,107)	$4,164,046
Shares issued to AJB Capital	600,000	6	(600,000)	(6)	–	–	–
Net loss	–	–	–	–	–	(143,998)	(143,998)
Balance – September 30, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(2,966,107)	$4,164,046

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,997)	$(704,162)
Net income	–	–	–	–	–	(64,491)	(64,491)
Balance – June 30, 2024	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,916,488)	$(768,653)

Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,001,727	$(2,799,154)	$4,202,999
Shares issued for services	300,000	3	–	–	2,997	–	3,000
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,250	–	125,000
Shares issued to AJB Capital	600,000	6	(600,000)	(6)	–	–	–
Net loss	–	–	–	–	–	(166,953)	(166,953)
Balance – September 30, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(2,966,107)	$4,164,046

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net income (loss)	$(166,953)	$(64,491)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,000	–
Prepaid Issuance	(8,100)	35,700
Changes in operating assets/liabilities:
Accounts payable and accrued liabilities	146,914	3,731
Intangible assets	(84,191)	–
Accrued interests	44,421	19,060
Due to related parties	33,850	–
Net cash used in operating activities	(31,059)	(6,000)

Cash flows from investing activities:
Software and equipment, net	(40,809)	–
Stock issued for equipment	125,000	–
Net cash used in investing activities	84,191	–

Cash flows from financing activities:
Borrowings from related parties	–	6,000
Common stock to be issued	(6)	–
Common stock issued for financing	6	–
Net cash from financing activities	–	6,000

Net change in cash	53,132	–
Cash, beginning of period	–	–
Cash, end of period	$53,132	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

TRIBAL RIDES INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.” On September 22, 2025, The Board of Directors of Tribal and two stockholders holding an aggregate of 270,000,000 shares of common stock issued and outstanding as of September 22, 2025, have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the stockholders to the following action:

(1)       The approval of an Amendment to our Articles of Incorporation to change the name of our company to SUPA Consolidated Inc.

Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada Revised Statutes (“NRS”) and Tribal’s Articles of Incorporation and Bylaws to approve the actions. Accordingly, the actions will not be submitted to the other stockholders of Tribal for a vote.

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

Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $2,966,107 as of September 30, 2025. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of September 30, 2025, and December 31, 2024 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
As of September 30, 2025:
Liabilities:
Due to related parties – recognized at fair value (1)	$247,200	$–

As of December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties do not contain an interest provision. Any imputed interest is immaterial.

During the nine months and year ended September 30, 2025, and December 31, 2024, respectively, there were no transfers between Levels 1, 2, or 3.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of September 30, 2025, and 2024, we had no potentially dilutive shares.

New Accounting Pronouncements

We have reviewed all accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Software for internal use	$–	$–
Equipment	40,809	–

Less accumulated depreciation and amortization	–	–
	$40,809	$–

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the year ended December 31, 2023, we capitalized $137,612 of such costs, representing expenses incurred during the application development stage, which included costs for designing and programming the software configuration and interfaces, coding, installation, and testing. The software was not placed into service prior to its disposal. On December 31, 2024, the Company sold all of its software and equipment, along with its patents, to Boumarang Inc. Accordingly, no amortization was recorded, and no software or equipment remained on the balance sheet as of September 30, 2025, and December 31, 2024.

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Nevada limited liability company and related party. In exchange for the equity issuance, the Company acquired: 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

Depreciation and amortization of software and equipment amounted to $0 for the nine months ended September 30, 2025, and 2024, respectively.

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

During the nine months ended September 30, 2025, and 2024, there was no patent amortization expense.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	June 30, 2025	December 31, 2024

Spark Capital	$208,200	$–
Joe Grimes	–	151,061
Sanjay Prasad	–	7,289
Don Smith	39,000	39,000
KeptPrivate.com	–	16,000
	$247,200	$213,350

Related Party Loan (Spark)

On June 30, 2025, Tribal Rides International Corp. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. As part of the consideration, the Company assumed a related party loan obligation of $121,200, previously incurred by SUPA. The related party further loaned $87,000 for working capital and general corporate development. The total loan amount outstanding from the related party is $208,200.

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of September 30, 2025. Accordingly, the loan has been recorded as a related party payable in long-term liabilities pending formal documentation.

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

In February 2025, the Company entered into a Release and Settlement Agreement with Mr. Grimes, Mr. Prasad, and Sanjay Prasad (related parties), pursuant to which the Company and related parties agreed to mutually release and discharge one another from all claims, obligations, and liabilities arising from prior service and related-party transactions, collectively valued at $174,350. Effective with the execution of the Agreement, related parties irrevocably waived and relinquished the outstanding balance, and the Company agreed to provide a full release, including indemnification, for any and all personal obligations that related parties may have had arising from their prior service as a director and/or officer. This transaction was accounted for as an extinguishment of a related-party payable, with the corresponding gain recognized in Other Income on the Consolidated Statement of Operations for the fiscal year ending December 31, 2025.

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

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of September 30, 2025. Accordingly, the loan has been recorded as a related party payable in long-term liabilities pending formal documentation.

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

7.	Notes Payable

Notes payable consist of the following:

	September 30, 2025	December 31, 2024

Convertible promissory note	$320,000	$320,000
Less debt discount	–	–
Accrued interest	193,417	148,996
Promissory notes	48,225	48,225
Subtotal	561,642	517,221
Less current portion	(561,642)	(517,221)
Long-term portion	$–	$–

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

On May 22, 2022, the Note was extended for nine months until November 10, 2022. On November 22, 2022, the Lender further agreed to extend the maturity date to February 10, 2023, in exchange for 600,000 restricted shares of common stock, valued at $150,000, or $0.25 per share. We recorded this as a loss on extinguishment of debt, as it represented a major modification.

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

In November 2024, the Lender issued a small note of $3,225 at a 10% interest rate due on September 30, 2025.

The lender extended the note until December 31, 2025.

Interest Expense

During the nine months ended September 30, 2025, and 2024, we recorded interest expense for this note of $44,421 and $21,991, respectively. The increase in 2024 reflects accrual of default interest at 20% per annum on the amended principal balance of $320,000 following the May 23, 2023, modification.

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

On September 19, 2025, the Company issued 600,000 common stock to AJB Capital Investments for the consideration of loan modification to extend the maturity date.

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

Activity related to the warrant for the period ended September 30, 2025 and December 31, 2024, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2024	2,750,000	$1.00	1.9	$0
Outstanding, September 30, 2025	2,750,000	$1.00	1.9	$0
Exercisable, end of period	2,750,000	$1.00	1.9	$0

9.	Investment in Boumarang Inc.

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

The Company evaluated subsequent events that occurred after September 30, 2025, through the date these financial statements were issued. The following material, non-recognized subsequent events occurred:

The Company filed a Certificate of Amendment with the Nevada Secretary of State on October 9, 2025. On October 21, 2025, the state of Nevada approved the name change. The Company filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our name and our ticker symbol. Until that change is made, our ticker symbol remains XNDA.

On November 05, 2025, SUPA Consolidated Inc., a Nevada Corporation (the "Company"), appointed following officers and directors: Yessenia Hernandez, age 37, Chief Executive Officer and Executive Director, and Hunter Gaylor, Director, age 35. On November 5, 2025, Adam Clode and John McMullen resigned as the CEO and the Director of the Company, respectively. Adam Clode continues as the Director of the Company.

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

Company Overview

Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.” On September 22, 2025, The Board of Directors of Tribal and two stockholders holding an aggregate of 270,000,000 shares of common stock issued and outstanding as of September 22, 2025, have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the stockholders to the following action:

(1)       The approval of an Amendment to our Articles of Incorporation to change the name of our company to SUPA Consolidated Inc.

Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada Revised Statutes (“NRS”) and Tribal’s Articles of Incorporation and Bylaws to approve the actions. Accordingly, the actions will not be submitted to the other stockholders of Tribal for a vote.

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

Financial Conditions at September 30, 2025, and December 31, 2024

At September 30, 2025 and December 31, 2024, we had $53,132 and no cash on hand to execute our business plan. We reported accumulated deficits of $2,966,107 and $2,799,154, respectively, and working capital deficits of $960,954 and $746,001, respectively.

Results Operations

The Company did not generate revenue in either the three or nine months ended September 30, 2025, or September 30, 2024, consistent with its pre-commercialization phase.

For the three months ended September 30, 2025, and 2024, we recorded a net loss of $143,998 and $22,060.

For the nine months ended September 30, 2025, and 2024, we recorded a net loss of $166,953 and $64,491.

The increase in net loss for the nine months ended September 30, 2025, primarily resulted from increase in professional and legal fees and rental expenses.

Total operating expenses increased to $127,450 in the three months ended September 30, 2025, compared to $3,600 in the three months ended September 30, 2024. Total operating expenses increased to $296,882 in the nine months ended September 30, 2025, compared to $42,500 in the nine months ended September 30, 2024.

The increase in operating expenses reflects an increase in general and administrative expenses as operational activity increased due to the increase in legal and professional fees and rental expenses as part of acquisition of SUPA to pivot as a food delivery, distribution, and technology company.

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

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, the Company had $53,132 and $0 cash to execute its business plan. At September 30, 2025 and December 31, 2024, the Company had accumulated a deficit of $2,966,107 and $2,799,154 and working capital deficits of $960,954 and $746,001, respectively. We have previously raised capital through debt financing, advances from related parties, and private placements of our common stock to meet operating needs.

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

Going Concern Considerations

As of September 30, 2025, the Company had an accumulated deficit of $2,966,107 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2024, and 2023, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, Yessenia Hernandez who serves as our principal executive officer, Yessenia Hernandez who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Ms. Hernandez evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2025. Based on their evaluation, Yessenia Hernandez concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

On September 19, 2025, the Company issued 600,000 common stock to AJB Capital Investments for the consideration of loan modification to extend the maturity date.

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

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

SEC Ref. No.	Title of Document
10.1	Share Exchange Agreement dated June 30, 2025, by and between Tribal Rides International Corp. and the members of SUPA Food Services LLC.
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBAL RIDES INTERNATIONAL CORP.

Date: November 7, 2025	By:	/s/ Yessenia Hernandez
Yessenia Hernandez, Chief Executive Officer (Principal Executive Officer)

