Form 10-K
period 2025-12-31
SUPA Consolidated Inc.
filed 2026-03-24
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56366

SUPA CONSOLIDATED INC.
(Exact name of Registrant as specified in its charter)

Nevada	37-1758469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Technology Drive, Suite 100, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (844) 787-2720

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON	SFCX	OTC MARKETS

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of its most recently completed second fiscal quarter, based upon the price at which the common equity was last sold, was $10,418.

As of March 24, 2026, there were 290,835,500 shares of the registrant’s Common Stock outstanding.

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

Introductory Comment

Unless otherwise indicated, any reference to “the Company”, “our company”, “we”, “us”, or “our” refers to SUPA Consolidated Inc., formerly known as Tribal Rides International Corp., a Nevada corporation.

ii

PART I

ITEM 1.	BUSINESS.

SUPA Consolidated Inc., formerly known as Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.” On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides, Inc., a Nevada corporation (“Tribal Rides”), pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of our Common Stock. On February 24, 2021, we changed our name to “Tribal Rides International Corp.”

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

Recent Developments

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

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices, and assumed a related party loan obligation of $121,200, previously incurred by SUPA. The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

On September 22, 2025, the Board of Directors of the Company and two stockholders holding an aggregate of 270,000,000 shares of common stock issued and outstanding as of September 22, 2025, have approved and consented in writing in lieu of a special meeting of the Board of Directors and a special meeting of the stockholders to the following action:

The approval of an Amendment to our Articles of Incorporation to change the name of our company to SUPA Consolidated Inc. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding common stock and are sufficient under the Nevada Revised Statutes (“NRS”) and the Company’s Articles of Incorporation and Bylaws to approve the actions.

A Certificate of Amendment was filed with the Nevada Secretary of State on October 9, 2025. On October 21, 2025, the state of Nevada approved the name change. We filed an application with the Financial Industry Regulatory Authority (“FINRA”) to change our name and our ticker symbol. Accordingly, the actions will not be submitted to the other stockholders of Tribal for a vote.

On November 05, 2025, Adam Clode and John McMullen resigned as the CEO and the Director of the Company, respectively. Adam Clode continues as the Director of the Company.

On November 05, 2025, SUPA Consolidated Inc., a Nevada Corporation (the “Company”), appointed the following officers and directors:

Yessenia Hernandez, age 37, Chief Executive Officer and Executive Director: Ms. Hernandez originally joined Supa Food’s executive leadership team in 2023 as Chief Marketing Officer, bringing more than ten years of experience in fast-moving consumer goods (FMCG) brand management, marketing, and product development. Her career spans leadership positions in both the United States and South America, with a focus on building transformational and sustainable food systems.

Hunter Gaylor, Director, age 35: Mr. Gaylor is an internationally recognized executive and the founder and Managing Partner of SpencerPruitt, a multinational holding company and investment fund operating across technology, defense, aviation, hospitality, and government sectors. He brings extensive experience in structuring and executing complex corporate transactions in industries including aviation, technology, media, insurance, and commercial hospitality.

On January 29, 2026, the Financial Industry Regulatory Authority (“FINRA”) announced the approval of a corporate action for the Company, effective January 30, 2026. Effective January 30, 2026, the Company’s corporate name was changed from Xinda International Corp. to SUPA Consolidated Inc., and its OTC trading symbol was changed from “XNDA” to “SFCX.” The Company’s CUSIP number (98421H107) remained unchanged. Previously, the Company had not filed the name change from Xinda International Corp. to Tribal Rides International Corp. with FINRA.

Intellectual Property

All patents, trade secrets, software, and intangible assets (“Assets”) were sold to Boumarang Inc. on December 31, 2024.

The Assets included patents, trade secrets, software, prototypes, applications, customer lists, goodwill, business names, and all associated intellectual property rights. In consideration of the sale, the Company received 2,906,977 shares of Boumarang common stock, valued at $5,000,000.

Board Of Directors

As of the date of this filing, the Company had four (4) directors.

Employees

As of December 31, 2025, we had no full-time employees. All activities are conducted through our directors, officers, and third-party consultants. Subcontractors are currently accomplishing all work.

Corporate Information

The Company’s principal office is 530 Technology Dr Suite 100, Irvine, CA 92618. Our telephone number is (844) 787-2720.

As of the date of this report, our common stock is traded on the OTC Markets under the trading symbol SFCX.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had:

• Cash of $17,675

• Working capital deficit of $1,087,070

• Accumulated deficit of $3,092,223

• No revenue generated in fiscal year 2025 or fiscal year 2024

• Current liabilities of $1,112,845 that significantly exceed current assets of $25,775

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued or available to be issued.

Management’s plans to address these matters include:

1. Raising additional capital through equity or debt financing from third-party investors or lenders

2. Generating revenue and positive cash flows from the Company’s Equity investment — Boumarang Inc. and related business operations

3. Obtaining continued financial support from related parties, including SUPA Food Services LLC

4. Implementing cost reduction measures to reduce operating expenses and extend the Company’s cash runway

However, there can be no assurance that the Company will be successful in accomplishing any or all of these plans. The Company’s ability to continue as a going concern is dependent upon its ability to obtain necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Rounding Error

Due to rounding, numbers presented in the financial statements for the period ending December 31, 2025, and 2024, and throughout the report, may not add up precisely to the totals provided, and percentages may not reflect the absolute figures.

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

Governance and Oversight

Board Oversight:

The Board of Directors provides oversight of cybersecurity and information security risk. The Board of Directors reviews cybersecurity risks and management’s related strategies at least annually, or more frequently as circumstances warrant. Cybersecurity risk is also considered in the context of the Company’s broader enterprise risk management framework and strategic planning.

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

Our current corporate offices are located at 530 Technology Drive, Suite 100, Irvine, CA 92618. We have entered into a month-to-month lease agreement for our corporate offices at no cost. Our telephone number is (844) 787-2720.

ITEM 3.	LEGAL PROCEEDINGS.

Igala Commonwealth Limited Litigation

On January 20, 2026, Igala Commonwealth Limited, a Marshall Islands corporation (“Igala”), filed a complaint against the Company in the Circuit Court of Cook County, Illinois, Chancery Division (Case No. 2026CH00558). The Company was served with the complaint on January 23, 2026.

The lawsuit arises from a consulting agreement (the “Agreement”) dated March 2, 2023, between Igala and XINDA International Corp., the Company’s predecessor name. Under the Agreement, Igala purportedly agreed to provide web development and marketing services in exchange for 800,000 shares of the Company’s restricted common stock, valued at $0.10 per share ($80,000 total). The Company issued 800,000 shares to Igala in March 2023. Igala seeks an order requiring the Company to issue an additional 12,800,000 shares of common stock pursuant to certain liquidated damages provisions in the Agreement. Igala alleges that various “adverse events” occurred—including changes to the Company’s OTC Markets listing status and delinquent regulatory filings—that allegedly trigger obligations under the Agreement to issue additional shares. Igala values the demanded shares at $3,072,000 based on an alleged current share price of $0.24 per share.

The Company believes the claims asserted in the complaint are without merit and intends to defend the lawsuit vigorously. On February 23, 2026, the Company filed a motion to dismiss Counts I and II pursuant to 735 ILCS 5/2-615(a), arguing that:

(1)	The liquidated damages provisions upon which Igala bases its claims constitute unenforceable penalty clauses under Illinois law, as the demanded amount ($3,072,000) bears no reasonable relationship to any actual damages and represents a 3,840% increase over the original $80,000 contract value; and

(2)	Igala has failed to allege that it provided any consideration or performed any additional services to earn the additional 12,800,000 shares beyond the original 800,000 shares for which it contracted and which were already issued.

The Company filed a motion to dismiss on February 23, 2026. Briefing is ongoing, with a status hearing scheduled for April 22, 2026, and oral argument not anticipated before late May 2026. If the court denies the motion to dismiss, the Company intends to file an answer asserting affirmative defenses and may assert counterclaims against Igala.

Forza 2 LLC — Pre-Litigation Demand

On October 28, 2025, counsel for Forza 2 LLC and its owner issued a written demand letter asserting claims against Snacks Co., LLC, and two other individuals arising from an alleged transaction involving approximately 600 vending machines and the issuance of XNDA shares. The Company is not a named party. The aggregate amount demanded is stated to be not less than approximately $655,000, exclusive of potential punitive damages. As of the date of this filing, no formal proceeding has been filed, and the matter remains in the pre-litigation stage. The Company is monitoring the matter in connection with its ongoing acquisition due-diligence activities involving entities referenced in the demand.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time, which could harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC MARKETS (OTCID Basic Market) under the symbol “SFCX.” The table below presents, for the specified periods, the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2025	First	$0.0004	$0.2500
	Second	0.0005	0.1000
	Third	0.0002	0.2420
	Fourth	0.0439	0.5000

	Quarter	High	Low
FISCAL YEAR ENDING DECEMBER 31, 2024	First	$0.0200	$0.0001
	Second	0.0004	0.0004
	Third	0.0004	0.0004
	Fourth	0.0004	0.0004

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

Holders

As of the close of business on March 24, 2026, we had approximately 30 holders of our common stock. The number of record holders was determined from our transfer agent’s records and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	–		$–	2,200,000
Equity compensation plans not approved by security holders	N/A	(1)(2)	$ N/A	N/A	(3)
Total	–		$0.72	2,200,000

(1)	Effective June 20, 2020, the Company granted options to purchase an aggregate of 300,000 shares of the Company’s Common Stock, exercisable at $0.01 per share, with 100,000 options awarded to each of Messrs. Grimes, Prasad, and Ritacco.

(2)	On November 10, 2021, the Company issued warrants to purchase up to 750,000 shares of the Company’s Common Stock, exercisable at $1.00 per share to AJB Capital Investments, LLC, pursuant to the Securities Purchase Agreement dated November 10, 2021.

(3)	Effective June 20, 2020, the Company approved and authorized the 2020 Stock Incentive Plan (the “Plan”), which authorized 2,500,000 shares of the Company’s Common Stock for future issuances under the Plan.

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

There are 2,500,000 shares authorized for issuance under the Plan. As of December 31, 2025, the Board had granted options to purchase 300,000 shares of Common Stock and warrants to purchase 750,000 shares, leaving 2,200,000 shares available for future issuance.

As of December 31, 2025, there are no stock options outstanding under the Plan.

Stock Options

We have issued options to purchase 300,000 shares of our common stock, as described herein.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years were previously reported as required in Quarterly Reports on Form 10-Q, and current reports on Form 10-K filed August 29, 2025.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events; they are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed herein. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Company Overview

SUPA Consolidated Inc., formerly known as Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.” On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides, Inc., a Nevada corporation (“Tribal Rides”), pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of our Common Stock. On February 24, 2021, we changed our name to “Tribal Rides International Corp.”

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

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices, and assumed a related party loan obligation of $121,200, previously incurred by SUPA. The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

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

The discontinued operations had no revenue in 2024 or 2023. Loss from discontinued operations was $88,196 and $137,791 for the years ended December 31, 2024, and 2023, respectively. These amounts are reflected in the “Loss from discontinued operations” line in our consolidated statements of operations. No further results from this business will be recognized following the completion of the sale.

Current Business Direction

Effective December 31, 2024, represented the divestiture of our historical transportation technology business and the first step in our strategic transition to pursue opportunities in the food technology (“food tech”) sector. Following the asset sale, we discontinued development of our ridesharing and autonomous vehicle platform.

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

Financial Conditions at December 31, 2025, and December 31, 2024

At December 31, 2025, and December 31, 2024, we had $17,675 and $0 cash on hand to execute our business plan. We reported accumulated deficits of $3,092,223 and $2,799,154, respectively, and working capital deficits of $1,087,070 and $797,001, respectively.

Results Operations

We generated no revenue during the fiscal years ended December 31, 2025, and 2024.

For the year ended December 31, 2025, we recorded a net loss of $293,069 compared to net income of $52,842 for the year ended December 31, 2024.

The net income in fiscal 2024 primarily resulted from one-time non-cash gains on the extinguishment of derivative liabilities and debt modifications.

Total operating expenses were $406,982 for the year ended December 31, 2025, compared to $88,196 for the year ended December 31, 2024. The increase reflects higher legal, professional, accounting, and rental expenses incurred as the Company transitioned its business operations and maintained its public reporting obligations.

Included in general and administrative expenses for 2025 is $180,000 in management and consulting services provided by Spark Capital Investments, LLC, a related party controlled by Imran Firoz, the Company's majority shareholder. The Company engaged Spark Capital for these services beginning in April 2025 at a rate of $20,000 per month. As of December 31, 2025, the full $180,000 has been accrued and is included in accrued expenses on the balance sheet. No amounts were paid in cash during the year. This obligation is separate from the $238,200 loan balance disclosed above and is not included in the Due to Related Parties schedule; it does not include $39,000 owed to the former CFO of the Company. See Note 5 for further discussion of related party transactions.

As disclosed in Note 11 to the financial statements, on December 31, 2024, we sold all of our historical intellectual property assets substantially to Boumarang Inc. for consideration valued at $5.0 million. This transaction is reflected as discontinued operations in our consolidated financial statements. Following the sale, we ceased development of our ridesharing and autonomous vehicle platform.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $17,675 compared to $0 at December 31, 2024. While cash increased by $17,675 during the year, our liquidity position remains severely constrained. We had current liabilities of $1,112,845 at December 31, 2025, resulting in a working capital deficit of $1,087,070.

Our current cash balance is insufficient to meet our short-term obligations. We do not have sufficient liquidity to fund our operations for the next twelve months without raising additional capital or generating revenue from our operations.

Historical Sources of Liquidity

During the year ended December 31, 2025, our primary sources of cash were:

• Advances from Spark Capital Investments LLC, a related party controlled by Imran Firoz, our majority shareholder, totaling $238,200 in 2025.

Historical Uses of Cash

Our primary uses of cash during 2025 were:

• Operating expenses: $406,982

Short-Term Liquidity Needs (Next 12 Months)

Based on our current operating plan, we estimate we will require approximately $750,000 over the next twelve months to fund:

• General and administrative expenses: $390,000

• Service of debt (interest on notes payable): $210,000

• Other operating costs: $150,000

We currently do not have sufficient cash on hand to meet these requirements.

Plans to Address Liquidity Needs

To address our short-term liquidity needs, we plan to pursue the following:

1. Equity or Debt Financing: We plan to seek equity or debt financing from third-party investors or lenders. However, there can be no assurance that we will be successful in raising capital on acceptable terms, if at all. Our ability to raise capital may be limited by our current financial condition, lack of revenue, and market conditions for companies in our industry.

2. Revenue Generation: We are working to generate revenue from our acquisition strategy and related business operations. However, we cannot predict when, or if, this strategy will begin generating positive cash flows.

3. Related Party Support: We have relied on and expect to continue relying on advances from Spark Capital Investments LLC, our related party. As of December 31, 2025, we owed $238,200 to this related party. While this related party has provided support in the past, these advances are due on demand, and there is no formal commitment for continued support. We cannot guarantee that continued support will be available.

4. Cost Reduction: We are evaluating opportunities to reduce our operating expenses. However, as a public company, we incur certain minimum costs for legal, accounting, audit, and compliance that cannot be eliminated.

Long-Term Capital Needs

Beyond the next twelve months, we will require significant additional capital to:

• Fund continued operations until we achieve profitability

• Support the growth of our business operations

• Service our existing debt obligations when they mature

We have not yet determined the amount of additional capital that will be required. Our long-term capital needs will depend on numerous factors, including the monetization of our equity investment in Boumarang Inc., our ability to generate revenue from our commercial vending operations, the level of operating expenses, and prevailing market and financing conditions.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had:

• Cash of $17,675

• Working capital deficit of $1,087,070

• Accumulated deficit of $3,092,223

• No revenue generated in fiscal year 2025 or fiscal year 2024

• Current liabilities of $1,112,845 that significantly exceed current assets of $25,775

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued or available to be issued.

Management’s plans to address these matters include:

1. Raising additional capital through equity or debt financing from third-party investors or lenders

2. Generating revenue and positive cash flows from the Company’s Equity investment — Boumarang Inc. and related business operations

3. Obtaining continued financial support from related parties, including SUPA Food Services LLC

4. Implementing cost reduction measures to reduce operating expenses and extend the Company’s cash runway

However, there can be no assurance that the Company will be successful in accomplishing any or all of these plans. The Company’s ability to continue as a going concern is dependent upon its ability to obtain necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Intellectual Property

All patents, trade secrets, software, and intangible assets were sold to Boumarang Inc. on December 31, 2024.

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

Common Stock Issued for Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments expand segment disclosure requirements, including for entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 effective January 1, 2024. The Company operates as a single reportable segment, and its chief operating decision maker reviews consolidated financial results and allocates resources on a consolidated basis. All required disclosures are presented on a consolidated basis throughout these financial statements. Adoption did not have a material impact on the Company's financial statements beyond these disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require tabular disclosure of both dollar amounts and percentages in the effective tax rate reconciliation and disaggregated disclosure of income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. The required rate reconciliation and income taxes paid disclosures are presented in Note 10. Adoption did not have a material impact on the Company's financial statements beyond these disclosures.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to furnish information under this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The financial statements and supplementary data required by this item are included following the signature page of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Yessenia Hernandez who serves as our principal executive officer, and our Chief Financial Officer and our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Mrs. Hernandez evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of December 31, 2025. Based on their evaluation, Mrs. Hernandez concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2025. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting, prior to filing this Annual Report.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Due to these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria described in the Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting materially.

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

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Current Management

The following table sets forth information concerning our executive officers and directors:

Name	Position	Director Since	Age
Executive Officers and Directors
Yessenia Hernandez	Chief Executive Officer and Director	November 5, 2025	37
Hunter Gaylor	Director	November 6, 2025	35
Adam Clode	Director	February 6, 2025	45
Candice Beaumont	Director	February 6, 2025	51

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

On February 6, 2025, Messrs. Grimes, Prasad, and Ritacco resigned from the Board of Directors; Mr. Grimes resigned as the Chief Executive Officer. Mr. Ritacco also resigned as Chief Technology Officer. In connection with the foregoing, the Board appointed Adam Clode as Chief Executive Officer and named Candice Beaumont and John McMullen to the Board in February 2025.

On November 05, 2025, Adam Clode and John McMullen resigned as the CEO and the Director of the Company, respectively. Adam Clode continues as the Director of the Company.

On November 05, 2025, SUPA Consolidated Inc., a Nevada Corporation (the “Company”), appointed the following officers and directors:

•	Yessenia Hernandez, Chief Executive Officer and Director
•	Hunter Gaylor, Director

Business Experience of Executive Officers and Directors

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Yessenia Hernandez, age 37: Ms. Hernandez has been serving the Company as its Chief Executive Officer since November 2025. Ms. Hernandez originally joined Supa Food Services LLC’s (SUPA Food) executive leadership team in 2023 as Chief Marketing Officer, bringing more than ten years of experience in fast-moving consumer goods (FMCG) brand management, marketing, and product development. Her career spans leadership positions in both the United States and South America, with a focus on building transformational and sustainable food systems.

At Supa Food, Ms. Hernandez led the design and implementation of the Company’s traceable-sourcing platform, an initiative providing end-to-end visibility into product origin and supply-chain practices. This program enhances transparency for consumers and verifies adherence to ethical, environmental, and fair-labor standards across Supa Food’s portfolio. In March 2025, Ms. Hernandez founded Mater/AQUA, a California-based nonprofit organization dedicated to reducing and eliminating plastic pollution by promoting reusable alternatives and circular-economy practices within the food and beverage industry.

Ms. Hernandez earned a bachelor’s degree in political science and government (Ciencias  Políticas y Gobierno) from Universidad EAFIT in 2014.

The Board believes Ms. Hernandez is qualified to serve as a director based on her extensive experience in the food and consumer goods sector, including brand management, marketing, and supply chain operations directly relevant to the Company’s business. Her demonstrated expertise in developing operational systems and international business experience across North and South American markets provides valuable strategic insight for the Company’s expansion initiatives. Ms. Hernandez’s focus on sustainability, transparency, and environmental responsibility, including founding a nonprofit focused on circular economy practices, enhances the Board’s oversight of environmental, social, and governance (ESG) matters increasingly important to stakeholders and regulatory compliance.

Hunter Gaylor, Director, age 35: (1) Mr. Gaylor has been serving the Company as its Director since November 2025. Mr. Gaylor is an internationally recognized executive and the founder and Managing Partner of SpencerPruitt, a multinational holding company and investment fund operating across technology, defense, aviation, hospitality, and government sectors. He brings extensive experience in structuring and executing complex corporate transactions in industries including aviation, technology, media, insurance, and commercial hospitality.

Since May 2021, Mr. Gaylor has also served in an international advisory capacity at Wall Street Capital Partners, a financial consultancy firm that has raised over $1 billion in capital and specializes in high-growth strategies, mergers, and acquisitions for global clients. In this role, he focuses on international relations and strategic development initiatives.

Mr. Gaylor is frequently featured as a contributor on media outlets such as Fox Business, Newsmax, and Bloomberg, where he offers commentary on capital markets, international policy, and corporate strategy. He has been entrusted to advise ultra-high-net-worth individuals, sovereign clients, government agencies, and VVIPs on cross-border negotiations, market entry, and investment structuring.

The Board believes Mr. Gaylor is qualified to serve as a director based on his extensive experience in structuring complex corporate transactions across multiple industries, including aviation, technology, and hospitality sectors relevant to the Company’s operations. His track record in advising on mergers, acquisitions, and capital formation strategies, including experience with transactions exceeding $1 billion, provides valuable expertise for the Company’s growth and financing initiatives. Mr. Gaylor’s international business experience and relationships with institutional investors, government entities, and high-net-worth individuals enhance the Board’s ability to identify strategic opportunities and access capital markets globally.

Adam Clode, age 45: Mr. Clode has served as Chief Executive Officer and director of the Company from February 2025 to November 2025. He remains as the Director of the Company. From June 2016 to December 2020, he served as Chief Executive Officer of RotoGro, overseeing global operations with responsibilities that included project delivery, corporate finance, licensing and regulatory matters, mergers and acquisitions, and investor relations.

Mr. Clode holds a Master of International Business (MIBA) from the University of Southern Queensland (2018), a Master of Project Management from the University of Southern Queensland (2009, with Distinction), and a Bachelor of Engineering in Civil Engineering (Honors) from the University of Western Australia (2003, with Honors).

The Board believes Mr. Clode is qualified to serve as Chief Executive Officer and director based on his demonstrated leadership experience as CEO of RotoGro, where he successfully managed global operations, corporate finance, mergers and acquisitions, and investor relations in an international business environment. His advanced academic credentials, including dual master’s degrees in international business and project management, combined with his engineering background, provide the strategic, operational, and technical expertise necessary to execute the Company’s business strategy. Mr. Clode’s experience in licensing, regulatory compliance, and capital markets positions him to effectively navigate the Company’s growth initiatives and stakeholder relationships.

Candice Beaumont (1), age 51: Ms. Beaumont has served as a director of the Company since February 2025. She is currently the Chairman of Salsano Group (since February 2016), a global holding company and conglomerate with significant private equity and venture capital interests, including equity stakes in over 100 companies across various sectors, including real estate, luxury goods, consumer, technology, and media.

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

The Board believes Ms. Beaumont is qualified to serve as a director based on her extensive experience in private equity and venture capital, including her role as Chairman of Salsano Group, which holds equity stakes in over 100 companies across multiple sectors, and as Chief Investment Officer of L Investments, where she oversees capital allocation, strategic investments, and risk management for a diversified endowment-style portfolio. Her public company board experience, including service on the board of a NASDAQ-listed special purpose acquisition company, provides valuable insight into corporate governance, regulatory compliance, and capital markets. Ms. Beaumont’s background in strategic acquisitions, global asset allocation, and investment committee leadership enhances the Board’s oversight of the Company’s financial strategy, growth opportunities, and shareholder value creation.

John McMullen: Mr. McMullen had served as a director of the Company from February 2025 to November 2025. He is currently Vice President of Operations at Vinanz Ltd. (since January 2025) and Vice President of Operations at The London Bitcoin Company (since January 2025), where he oversees operational strategy and business development in the digital asset sector.

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

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2025, and 2024.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Yessenia Hernandez, Chief Executive Officer	2025	10,000	–	10,000
	2024	–	–	–
Joseph Grimes, Chief Executive Officer (1)	2025	–	–	–
	2024	–	–	–
Don Smith, Chief Financial Officer (1)	2025	–	–	–
	2024	–	–	–
Steven Ritacco, Chief Technology Officer (1)	2025	–	–	–
	2024	–	–	–

(1)	On February 6, 2025, Messrs. Grimes and Ritacco resigned from the Board of Directors; Mr. Grimes resigned as the Chief Executive Officer. Mr. Ritacco also resigned as Chief Technology Officer.

Director Compensation

During the year ended December 31, 2025, there was no compensation awarded to, earned by, or paid to our directors who are not named executive officers for all services rendered in their capacities to our Company.

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

Granting of Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not grant equity awards in anticipation of the release of material nonpublic information ("MNPI") that is likely to result in changes to the price of our common stock, and does not time the public release of such information based on award grant dates. The Board of Directors has not established policies or practices, whether written or otherwise, regarding the timing of option grants or other equity awards in relation to the disclosure of MNPI. The Board does not take MNPI into account when determining the timing and terms of any stock option or other equity award to executive officers or directors.

During the fiscal year ended December 31, 2025, the Company did not grant any equity awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any current report on Form 8-K that disclosed MNPI. The Company has not timed the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

The tabular disclosure required by Item 402(x)(2) of Regulation S-K is omitted because no awards subject to that disclosure requirement were granted during the last completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table and footnotes thereto sets forth information regarding the number of shares of common stock beneficially owned by (i) each director and named executive officer of our company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of common stock, and (iii) named executive officers, executive officers, and directors of the Company as a group as of December 31, 2025. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 290,835,500 shares of common stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following tables is 530 Technology Drive, Suite 100, Irvine, CA.

Name and address of beneficial owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Named Executive Officers and Directors		0.00%
Yessenia Hernandez	–	0.00%
Hunter Gaylor	–	0.00%
Adam Clode	–	0.00%
Candice Beaumont	–	0.00%
John McMullen	–	0.00%
Joseph Grimes (2)	100,000	*%
Sanjay Prasad	1,500,000	*%
Steven Ritacco	1,240,000	*%
Don Smith	1,250,000	*%
Executive Officers, Named Executive Officers, and Directors as a Group (4 Persons)	–	0.00%

Spark Capital Investments, LLC	20,000,000	6.88%
Supa Food Services LLC	250,000,000	85.96%

_________________

*Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date on which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person, as shown in the above table, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on December 31, 2025.

(2)	Does not include 1,579,500 shares owned by Tribal Rides, Inc., of which Mr. Grimes is Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

For transactions with our executive officers, please see the disclosure under “ITEM 11. EXECUTIVE COMPENSATION” above.

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

On January 13, 2022, Tribal Rides transferred 20,000,000 shares to Mr. Grimes.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent,” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Although we have not adopted the independence standards any national securities exchange to determine the independence of directors, the NYSE MKT LLC provides that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of our board of directors, free of any relationship that would interfere with the exercise of independent judgment. Under this standard, our board of directors has determined that Messrs. Gaylor and Beaumont meet this standard and, therefore, are considered independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports, and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2025 and December 31, 2024 were $20,425 and $6,500.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2025, and 2024.

Tax Fees

No fees were billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning in the years ended December 31, 2025, and 2024.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2025, and 2024.

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

Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:7057)

Audited Balance Sheets at December 31, 2025, and 2024

Audited Statements of Operations for the years ended December 31, 2025, and 2024

Audited Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025, and 2024

Audited Statements of Cash Flows for the years ended December 31, 2025, and 2024

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

SUPA CONSOLIDATED INC.

Date: March 24, 2026	By:	/s/ Yessenia Hernandez
Yessenia Hernandez, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Yessenia Hernandez	Chief Executive Officer and Director	March 24, 2026
Yessenia Hernandez

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SUPA Consolidated Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Supa Consolidated Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company had an accumulated deficit of $(3,083,718) and has not yet generated revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible Asset

As disclosed in Note 1 to the financial statements on June 30, 2025, Supa Consolidated Inc entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809, and intangible assets such as customer site contracts, location rights, and operational infrastructure.

We identified the Audit of the valuation of the intangible assets as a critical audit matter because the amount is material to the audit, and management assumptions/estimations were used in arriving at the amount of the shares issued as consideration for the acquired assets.

Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of the auditor’s judgement and an increased extent of effort.

The primary procedures we performed include:

1.	We reviewed and challenged the reasonableness of key management assumptions used in arriving at the number of shares issued.

2.	We reviewed the executed asset purchase agreements between the parties.

3.	We obtained and reviewed the Board Resolution for approval of transactions.

4.	We assessed the suitability of the method used by the Management in arriving at the purchase price of the acquired assets and

5.	We reviewed and ascertained the correctness of their computation.

6.	We review and challenge the method used by the management in determining the market value of the issued shares.

/s/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

We have served as the Company’s auditor since 2025

Lagos, Nigeria

March 24, 2026

SUPA CONSOLIDATED INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$17,675	$–
Prepaid expenses	8,100	–
Total current assets	25,775	–
Software and equipment, net	40,809	–
Intangible assets, net	84,191	–
Equity investment — Boumarang Inc.	5,000,000	5,000,000
Total noncurrent assets	5,125,000	5,000,000
Total Assets	$5,150,775	$5,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$72,987	$66,430
Notes payable	368,225	368,225
Accrued expenses	185,000	–
Accrued interests	209,433	148,996
Due to related party	277,200	213,350
Total current liabilities	1,112,845	797,001
Total Liabilities	1,112,845	797,001

Commitments and contingencies	–	–

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,835,500 and 39,935,500 shares issued and outstanding as of December 31, 2025, and 2024, respectively	2,908	399
Common stock to be issued, 2,166,667 and 2,766,667 shares as of December 31, 2025, and 2024, respectively	21	27
Additional paid-in capital	7,127,224	7,001,727
Accumulated deficit	(3,092,223)	(2,799,154)
Total Stockholders’ Equity (Deficit)	4,037,930	4,202,999
Total Liabilities and Stockholders’ Equity (Deficit)	$5,150,775	$5,000,000

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Operating expenses:
Selling and marketing	$–	$–
General and administrative	406,982	–
Total operating expense	406,982	–

Operating loss	(406,982)	–

Other income (expense):
Loss from discontinued operations	–	(88,196)
Interest expense	(60,437)	(110,953)
Gain on Extinguishment of Derivative	–	18,227
Gain (loss) on extinguishment of debt	174,350	233,764
Total other income (expense)	113,913	52,842

Income (loss) before provision for income taxes	(293,069)	52,842

Provision for income taxes	–	–

Net loss	$(293,069)	$52,842

Weighted average shares basic and diluted	166,756,654	39,935,500

Weighted average basic and diluted loss per common share	$(0.00)	$0.00

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2023	39,607,500	$396	4,641,226	$46	$2,147,393	$(2,851,996)	$(704,161)
Shares to be issued reversed	–	–	(1,874,559)	(19)	19	–	–
Shares issuance adjusted	328,000	3	–	–	(3)	–	–
Equity investment — Boumarang Inc.	–	–	–	–	4,857,543	–	4,857,543
Adjustment of AJB Small Note	–	–	–	–	(3,225)	–	(3,225)
Net loss	–	–	–	–	–	52,842	52,842
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,001,727	$(2,799,154)	$4,202,999

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,001,727	$(2,799,154)	$4,202,999
Shares issued for services	300,000	3	–	–	2,997	–	3,000
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,250	–	125,000
Shares issued to AJB Capital	600,000	6	(600,000)	(6)	–	–	–
Net loss	–	–	–	–	–	(293,069)	(293,069)
Balance – December 31, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,092,223)	$4,037,930

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(293,069)	$52,842
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services adjustment	3,000	3
Gain on extinguishment of debt	(174,350)	(233,764)
Changes in operating assets/liabilities:
Prepaid expenses	(8,100)	35,700
Accounts payable	6,557	62,537
Accrued expenses	185,000	–
Deferred revenue	–	(9)
Accrued interests	60,437	148,996
Due to related party	238,200	–
Net cash used in operating activities	17,675	66,305

Cash flows from investing activities:
Purchase of computer equipment	–	136,284
Patents, net	–	6,173
Net cash used in investing activities	–	142,457

Cash flows from financing activities:
Stock to be issued	–	(19)
Proceeds from note payable – non-related	–	(63,077)
Additional Paid in Capital	(6)	(145,666)
Common stock issued for financing	6	–
Net cash from financing activities	–	(208,762)

Net change in cash	17,675	–
Cash, beginning of period	–	–
Cash, end of period	$17,675	$–

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in exchange for common stock:	$–	$–
Equity investment — Boumarang Inc.	$–	$(5,000,000)
Investment in ICE machines	$(40,809)	$–
Intangible assets	$(84,191)	$–
Common stock issued for acquisition	$125,000	$–

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

SUPA Consolidated Inc., formerly known as Tribal Rides International Corp., a Nevada corporation (the “Company”, “we”, or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, we changed our name to “Xinda International Corp.” On January 18, 2020, we entered into an Asset Purchase Agreement with Tribal Rides, Inc., a Nevada corporation (“Tribal Rides”), pursuant to which we purchased certain assets of Tribal Rides in exchange for the issuance of 25,000,000 shares of our Common Stock. On February 24, 2021, we changed our name to “Tribal Rides International Corp.”

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

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices, and assumed a related party loan obligation of $121,200, previously incurred by SUPA. The acquired vending machines have been capitalized as property, plant, and equipment, while the excess value transferred was allocated to intangible assets such as customer site contracts, location rights, and operational infrastructure.

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

The discontinued operations had no revenue in 2024 or 2023. Loss from discontinued operations was $88,196 and $137,791 for the years ended December 31, 2024, and 2023, respectively. These amounts are reflected in the “Loss from discontinued operations” line in our consolidated statements of operations. No further results from this business will be recognized following the completion of the sale.

Current Business Direction

Effective December 31, 2024, represented the divestiture of our historical transportation technology business and the first step in our strategic transition to pursue opportunities in the food technology (“food tech”) sector. Following the asset sale, we discontinued development of our ridesharing and autonomous vehicle platform.

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

Going Concern Considerations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which assume the continuation of our Company as a going concern. We currently have no revenues, have incurred net losses, and have an accumulated deficit of $3,092,223 as of December 31, 2025. The continuation of our Company as a going concern is dependent upon our ability to raise equity or debt financing, and the attainment of profitable operations from any future business we may acquire. There are no assurances that we will be successful in obtaining sufficient capital to continue as a going concern. If our working capital needs are not met and we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash and Cash Equivalents

We consider all short-term investments readily convertible to cash, without notice or penalty, with an initial maturity of 90 days or less to be cash equivalents. Our cash balance was $17,675 and $0 at December 31, 2025, and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company's property and equipment consist primarily of commercial ice and water vending machines, which are assigned an estimated useful life of seven years. Expenditure for maintenance and repairs is expensed as incurred. Expenditure that extends the useful life of an asset or adds new functionality is capitalized. Upon disposal or retirement of an asset, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. An impairment loss is recognized when the carrying amount of an asset exceeds the sum of the undiscounted future cash flow expected to result from its use and eventual disposition. No impairment was identified for the year ended December 31, 2025. The depreciation will begin from the date assets are placed into service.

Intellectual Property

All patents, trade secrets, software, and intangible assets were sold to Boumarang Inc. on December 31, 2024.

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

Fair Value Hierarchy of assets and liabilities that are recognized and measured at fair value in the financial statements as of December 31, 2025, and 2024 (level 3 inputs are not applicable):

	Fair Value Measurement Using
	Level 1	Level 2
Year ended December 31, 2025:
Liabilities:
Due to related parties – recognized at fair value (1)	$277,200	$–

Year ended December 31, 2024:
Liabilities:
Due to related parties – recognized at fair value (1)	$213,350	$–

____________

(1)	The amounts due to related parties contain no interest provision. Any imputed interest is immaterial.

During the years ended December 31, 2025, and 2024, there were no transfers between Levels 1, 2, or 3.

Financial risk factors

As our commercial ice and water vending machine operations have not yet been launched and have generated no revenue to date, we believe our current activities do not yet expose us to significant market or credit risk. However, the Company is subject to liquidity risk given its working capital deficit of $1,087,070, cash balance of $17,675, and reliance on related-party advances to fund ongoing operations. The Company's ability to meet its obligations as they become due is dependent on its ability to raise additional capital or generate revenue from its vending operations.

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

Common Stock Issued for Services

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, codified into ASC 505 Equity. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of December 31, 2025, we had no potentially dilutive shares. For the fiscal year ending December 31, 2024, the Company had a net income of $52,842, giving the effect of dilutive common shares.

Segment Reporting

The Company determines its operating segments in accordance with ASC 280, Segment Reporting, as amended by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted effective January 1, 2024. The Company operates as a single reportable segment engaged in the acquisition and operation of food technology assets, principally commercial water and ice vending machines. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews consolidated financial results and allocates resources on a consolidated basis. Accordingly, no segment-level disaggregation of financial information is presented. All assets and operations are located in the United States.

New Accounting Pronouncements

Adopted standards: The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective January 1, 2024, for fiscal years beginning after December 15, 2023. The standard expands segment disclosure requirements, including for entities with a single reportable segment. Adoption did not have a material impact on the Company's financial statements beyond the disclosures provided above.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025, for fiscal years beginning after December 15, 2024. The standard requires tabular presentation of both dollar amounts and percentages in the rate reconciliation and disaggregated disclosure of income taxes paid by jurisdiction. The required disclosures are presented in Note 9.

All other recently issued accounting pronouncements have been reviewed and determined to be either not applicable or not expected to have a material impact on the Company's present or future financial statements.

3.	Software and Equipment, net

Software and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Software for internal use	$–	$–
Equipment	40,809	–
Less accumulated depreciation and amortization	–	–
	$40,809	$–

Beginning in the fourth quarter of 2021, we began developing our digital transportation enablement and enhancement platform for customer use. During the year ended December 31, 2023, we capitalized $137,612 of such costs, representing expenses incurred during the application development stage, which included costs for designing and programming the software configuration and interfaces, coding, installation, and testing. The software was not placed into service prior to its disposal. On December 31, 2024, the Company sold all of its software and equipment, along with its patents, to Boumarang Inc. Accordingly, no amortization was recorded, and no software or equipment remained on the balance sheet as of December 31, 2025, and December 31, 2024.

On June 30, 2025, the Company entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. In exchange for the equity issuance, the Company acquired: 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

Depreciation and amortization of software and equipment amounted to $0 for the fiscal year ended December 31, 2025, and 2024, respectively.

4.	Patents

On December 31, 2024, the Company sold all of its patents, along with software and equipment, to Boumarang Inc. Accordingly, no patents remained on the balance sheet as of December 31, 2025, and 2024.

5.	Related Parties Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	December 31, 2025	December 31, 2024

Spark Capital(1)	$238,200	$–
Joe Grimes	–	151,061
Sanjay Prasad	–	7,289
Don Smith	39,000	39,000
KeptPrivate.com	–	16,000
	$277,200	$213,350

(1)	Amounts above represent loan advances and payables arising from prior officer and vendor relationships. The $180,000 consulting accrual payable to Spark Capital Investments, LLC, is classified separately in accrued expenses on the balance sheet and is not included in the schedule above. See Related Party Consulting (Spark) below.

Related Party Loan (Spark)

On June 30, 2025, the Company entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000. As part of the consideration, the Company assumed a related party loan obligation of $121,200, previously incurred by SUPA. The related party further loaned $117,000 for working capital and general corporate development. The total loan amount outstanding from the related party is $238,200 as of December 31, 2025, included in the Due to Related Parties schedule.

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of December 31, 2025. Accordingly, the loan has been recorded as a related party payable in current liabilities, as the loan is demand-repayable, pending formal documentation.

Related Party Services

From April 2025 through December 31, 2025, the Company engaged Spark Capital Investments, LLC, a related party controlled by Imran Firoz, the Company's majority shareholder, to provide management and consulting services at a rate of $20,000 per month. Total fees incurred for the year ended December 31, 2025, were $180,000, all of which have been accrued and are included in accrued expenses on the balance sheet as of December 31, 2025. No amounts were paid in cash during the year. This obligation is separate from the $238,200 loan balance disclosed above and is not included in the Due to Related Parties schedule. The Company also owes $5,000 to Yessenia Hernandez for her services as an officer of the Company and is included in the accrued expenses.

Related Party (Previous Management)

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

Asset Acquisition and Assumption of Related Party Loan

On June 30, 2025, the “Company entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000.

In exchange for the equity issuance, the Company acquired:

•	1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices; and

•	Assumed a related party loan obligation of $121,200, previously incurred by SUPA.

The terms and conditions of the assumed loan (interest rate, maturity, repayment) remain under negotiation and were undetermined as of December 31, 2025. Accordingly, the loan has been recorded as a related party payable in long-term liabilities pending formal documentation.

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

7.	Notes Payable

Notes payables consist of the following at December 31, 2025 and 2024:

Convertible Promissory Note (AJB Note)

Notes payable consist of the following:

	December 31, 2025	December 31, 2024

AJB promissory note	$320,000	$320,000
Less debt discount	–	–
AJB accrued interest	205,933	145,496
Promissory notes	48,225	48,225
Accrued interest	3,500	3,500
Subtotal	577,658	517,221
Less current portion	(577,658)	(517,221)
Long-term portion	$–	$–

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

On January 31, 2023, the Lender agreed to extend the Note’s maturity date to August 31, 2023. In exchange, we issued 1,000,000 restricted shares of common stock valued at $110,000, or $0.11 per share, based on the market price at the date of acceptance. This amount was recorded as a loss on extinguishment of debt. The shares were issued in April 2023.

On May 23, 2023, the Lender advanced an additional $30,000, and the principal of the Note was increased to $320,000. In consideration of this modification, we issued a replacement warrant to purchase 750,000 shares of common stock at $0.25 per share, expiring five years from the Issue Date, which replaced the Original Warrant. The replacement warrant was valued using the Black-Scholes method, and we recorded a $187,500 gain on the extinguishment of debt, as the modification represented a substantial change in terms.

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

In November 2024, the Lender issued a small note of $3,225 at a 10% interest rate.

The lender extended the AJB notes until June 30, 2026.

Interest Expense

During the years ended December 31, 2025, and 2024, interest expense on the Note amounted to approximately $205,933 and $145,496, respectively. The increase in 2025 reflects accrual of default interest at 20% per annum on the amended principal balance of $320,000 following the May 23, 2023, modification.

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

F-16

2025

1.	On January 28, 2025, the Board of Directors of the Company approved a new issuance of common stock to certain related parties in recognition of their service as directors and officers of the Company for the fiscal years 2020 through 2024. The Company issued 300,000 shares to three officers valued at $3,000.

2.	On June 30, 2025, the Company entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Wyoming limited liability company and related party. Pursuant to the agreement, the Company issued 250,000,000 shares of its common stock, having a fair value of $0.0005 per share and a par value of $0.00001 per share, for aggregate consideration of $125,000.

3.	On September 19, 2025, the Company issued 600,000 common stock to AJB Capital Investments for the consideration of loan modification to extend the maturity date.

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

Stock Options

On June 20, 2020, we granted options to purchase 100,000 of our common shares to each of Messrs. Grimes, Prasad, and Ritacco, all Officers and/or Directors of our Company. The options are exercisable at $0.01 per share, and had a five-year term from the date of grant, and vest ratably beginning December 20, 2021. Accordingly, all 300,000 options expired unexercised on June 20, 2025, in accordance with the original terms of the grant. No options were exercised prior to expiration. As of December 31, 2025, there are no stock options outstanding under the Plan.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model, resulting in a valuation that was de minimis. The assumptions used in determining the fair value of the stock options were as follows:

June 20, 2020
Expected term in years	5 years
Risk-free interest rate	4.33%
Annual expected volatility	38.3%
Dividend yield	0.00%

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

Clarification of Valuation Assumptions: The assumptions used in determining the fair value of the stock options were measured as of the grant date of the awards, in accordance with ASC 718. These inputs are not updated in subsequent periods and reflect the conditions as of the options’ issuance date.

Activity related to stock options for the years ended December 31, 2025, 2024, 2023, and 2022 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2022	300,000	$0.01
Outstanding, December 31, 2023	300,000	$0.01
Outstanding, December 31, 2024	300,000	$0.01	0.47	$0.00
Outstanding, December 31, 2025	–	$–	–	$–
Exercisable, end of period	–	$–	–	$–

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

We valued the warrant using the Black-Scholes option pricing model and recorded a debt discount of $117,161, which is included in the total discount of $244,450 described in Note 7. The assumptions used in determining the fair value of the warrants were as follows:

May 23, 2023
Expected term in years	3 years
Risk-free interest rate	4.32%
Annual expected volatility	1,222.7%
Dividend yield	0.00%

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

Activity related to the warrant for the period ended December 31, 2025, and 2024, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding, December 31, 2024	2,750,000	$1.00	1.9	$0
Outstanding, December 31, 2025	2,750,000	$1.00	0.9	$0
Exercisable, end of period	2,750,000	$1.00	0.9	$0

9.	Commitments and Contingencies

The Company recognizes liabilities for contingencies when it is probable that liability has been incurred and the amount of loss can be reasonably estimated, in accordance with ASC 450, Contingencies. Where a contingency does not meet the accrual threshold, but a loss is reasonably possible, the Company discloses the nature of the contingency and an estimate of the possible range of loss, or states that such an estimate cannot be made.

Igala Commonwealth Limited Litigation

On January 20, 2026, Igala Commonwealth Limited, a Marshall Islands corporation (“Igala”), filed a complaint against the Company in the Circuit Court of Cook County, Illinois, Chancery Division (Case No. 2026CH00558). The Company was served with the complaint on January 23, 2026. The lawsuit arises from a consulting agreement (the “Agreement”) dated March 2, 2023, between Igala and XINDA International Corp., the Company’s predecessor name. Under the Agreement, Igala purportedly agreed to provide web development and marketing services in exchange for 800,000 shares of the Company’s restricted common stock, valued at $0.10 per share ($80,000 total). The Company issued 800,000 shares to Igala in March 2023.

Igala seeks an order requiring the Company to issue an additional 12,800,000 shares of common stock pursuant to certain liquidated damages provisions in the Agreement. Igala alleges that various “adverse events” occurred—including changes to the Company’s OTC Markets listing status and delinquent regulatory filings—that allegedly trigger obligations under the Agreement to issue additional shares. Igala values the demanded shares at $3,072,000 based on an alleged current share price of $0.24 per share.

The Company believes the claims asserted in the complaint are without merit and intends to defend the lawsuit vigorously. On February 23, 2026, the Company filed a motion to dismiss alleged counts pursuant to 735 ILCS 5/2-615(a), arguing that:

(1) The liquidated damages provisions upon which Igala bases its claims constitute unenforceable penalty clauses under Illinois law, as the demanded amount ($3,072,000) bears no reasonable relationship to any actual damages and represents a 3,840% increase over the original $80,000 contract value; and

(2) Igala has failed to allege that it provided any consideration or performed any additional services to earn the additional 12,800,000 shares beyond the original 800,000 shares for which it contracted and which were already issued.

The Company filed a motion to dismiss on February 23, 2026. Briefing is ongoing, with a status hearing scheduled for April 22, 2026, and oral argument not anticipated before late May 2026. If the court denies the motion to dismiss, the Company intends to file an answer asserting affirmative defenses and may assert counterclaims against Igala.

If Igala were to prevail over its claims, the Company could be required to issue 12,800,000 additional shares of common stock, which would represent dilution to existing shareholders. Based on the Company’s current outstanding share count of 290,835,500, the issuance of 12,800,000 shares would result in approximately 4.22% dilution to current shareholders.

Alternatively, if the court awards monetary damages rather than specific performance, the Company could be liable for $3,072,000 plus potentially Igala’s attorney fees and costs, depending on the court’s interpretation of certain fee-shifting provisions in the Agreement. Such a monetary judgment could have a material adverse effect on the Company’s financial condition.

However, the Company believes the claims lack merit and that its defenses are strong. The Company intends to vigorously defend against all claims and, if necessary, pursue counterclaims to void the underlying Agreement and seek return of the 800,000 shares previously issued.

The Company cannot predict with certainty the outcome of this litigation.

This matter does not meet the probable and reasonably estimable threshold for accrual under ASC 450; accordingly, no liability has been recorded in the accompanying financial statements. The Company will update this disclosure as the matter develops.

Forza 2 LLC — Pre-Litigation Demand

In October 2025, a demand letter was issued by counsel for Forza 2 LLC and its owner against Snacks Co., LLC, and certain individuals. The Company is not a named party; however, the matter presents potential transactional exposure given the Company’s due diligence activities involving entities named in the demand. The aggregate amount demanded is not less than approximately $655,000, exclusive of potential punitive damages. This matter does not meet the probable and reasonably estimable threshold for accrual; accordingly, no liability has been recorded. A loss is considered reasonably possible; however, the range cannot presently be estimated. The Company will update this disclosure as the matter develops.

10.	Income Taxes

As of the date of the report, the Company has not filed federal or state income tax returns. The Company plans to file the taxes on or before April 15, 2026. Accordingly, the NOL carryforward amounts presented herein represent management's estimates based on available book and financial information, and actual tax NOLs may differ materially once returns are prepared and filed. As of December 31, 2025, the Company estimates net operating loss carryforwards of approximately $293,069 for federal income tax purposes, which may be available to offset future taxable income. As of December 31, 2024, estimated NOL carryforwards were approximately $52,843. The 2024 net book income of $52,842 resulted primarily from non-cash, non-recurring items; the tax characterization of those items has not been finally determined. A full valuation allowance has been recorded against the deferred tax asset in both periods, as management has determined that realization of the deferred tax asset is not more likely than not, given the Company's history of losses and absence of near-term revenue projections.

The following table presents the current income tax provision for federal and state income taxes for the years ended December 31, 2025, and 2024:

	2025	2024
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended December 31, 2025, and 2024 are as follows. Dollar amounts are presented in accordance with ASU 2023-09:

	2025	2025	2024	2024
US federal statutory income tax rate	$(61,544)	21.0%	$11,097	21.0%
Stock issued for outside and employment services	(630)	0.2%	(1)	-0.0%
Gain (loss) on extinguishment of derivative	–	0.0%	(3,828)	-7.2%
Gain (loss) on write-off of debt	(36,614)	12.9%	(49,090)	-92.9%
Other	–	0.0%	–	-0.0%
Increase in valuation reserve	98,788	-34.1%	41,822	79.1%
Total provision for income taxes	$–	0.0%	$–	0.0%

The components of our deferred tax assets as of December 31, 2025, and 2024 consisted of the following:

	2025	2024
Net operating loss carry forwards	$293,069	$52,843

Deferred tax asset @ 21.00%	61,544	11,097
Less: valuation allowance	(61,544)	(11,097)
Net deferred tax assets	$–	$–

During the year ended December 31, 2025, the valuation reserve increased by $61,544, reflecting the increase in NOL carryforwards from the current year's net loss, compared to a decrease of $11,097 during the year ended December 31, 2024. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income in the periods when those temporary differences become deductible. As of December 31, 2025, management determined that it was more likely than not that the deferred tax assets would not be realized and accordingly maintained a full valuation allowance.

Income Taxes Paid — Disaggregated by Jurisdiction

In accordance with ASU 2023-09, the following presents income taxes paid, net of refunds, disaggregated by jurisdiction for the years ended December 31, 2025, and 2024:

Jurisdiction	2025	2024
Federal	$–	$–
State and local	–	–
Total income taxes paid	$–	$–

The Company made no income tax payments in 2025 or 2024. The Company has not filed federal income tax returns and is not currently subject to state income tax filing requirements.

11.	Investments in Boumarang Inc.

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

Strategic Intent

The Boumarang investment represents a strategic, non-core holding, providing the Company with a potential source of liquidity to support its transition into the food technology sector. Management will continue to evaluate monetization options, including the potential sale of all or part of the shares, as market and strategic conditions permit.

Risk Considerations

The value of the Boumarang Shares is subject to market risk and volatility, as well as risks associated with Boumarang’s operations and financial condition. Management has concluded that no impairment indicators existed as of December 31, 2025, and that the carrying amount of the investment approximated its fair value.

12.	Discontinued Operations

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

The results of operations of the disposed business have been presented as discontinued operations for all periods presented. The summarized operating results of discontinued operations are as follows:

	2025	2024
Revenues	$–	$–
Loss of discontinued operations	–	(88,196)
Other income (expenses), net	–	141,038
Income (loss) before taxes	–	52,842
Provision for taxes	–	–
Net income (loss) from discontinued operations	$–	$52,842

13.	Leases and Obligations

On June 6, 2025, SUPA Food Services LLC (“SUPA”), a wholly owned subsidiary of the Company, entered into a License Agreement with Mor & Mor Commercial, LLC (“Licensor”) for the right to occupy approximately 8,100 square feet of warehouse space located at 4150 152nd Street NE, Marysville, Washington (the “Premises”). The arrangement does not constitute a traditional lease under ASC 842, Leases, but instead qualifies as a license agreement, given that it does not grant SUPA control over the premises and explicitly disclaims a landlord–tenant relationship.

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

Effective January 2026, the Company will take over the membership agreement for the Company’s corporate address 530 Technology Drive, Suite 100, Irvine, CA 92618 (“California Lease”). The California Lease shall be on a month-to-month basis, entitling the Company to use the office and conference space on a need-only basis. The California Lease membership is $160 per month, which will be included in the general and administrative expenses. For the fiscal years ended December 31, 2025, and 2024, the California Lease membership payment was $0 and $0.

14.	Legal

See Note 9.

15.	Agreement

All the service agreements signed in the fiscal year ending December 31, 2023, have expired. No services were provided under these agreements during the fiscal year ended December 31, 2024.

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

16.	Subsequent Events

The Company evaluated subsequent events after March 24, 2026, through the date these financial statements are issued. The following material, non-recognized subsequent events occurred:

Corporate Name and Trading Symbol Change

Effective January 2026, the Company will take over the membership agreement for the Company’s corporate address 530 Technology Drive, Suite 100, Irvine, CA 92618 (“California Lease”). The California Lease shall be on a month-to-month basis, entitling the Company to use the office and conference space on a need-only basis. The California Lease membership is $160 per month, which will be included in the general and administrative expenses.

On January 29, 2026, the Financial Industry Regulatory Authority (“FINRA”) announced the approval and processing of a corporate action for the Company. Effective January 30, 2026, the Company’s corporate name was changed from Xinda International Corp. to SUPA Consolidated Inc., and its OTC trading symbol was changed from “XNDA” to “SFCX.” Previously, the Company had not filed the name change from Xinda International Corp. to Tribal Rides International Corp. with FINRA. The Company’s CUSIP number (98421H107) remained unchanged.

This corporate action is classified as a recognized subsequent event (Type I) under ASC 855-10-25, as the Board of Directors’ authorization and corporate proceedings underlying the name change were initiated prior to December 31, 2025. The FINRA processing and market effective date of January 30, 2026, represents the culmination of actions and conditions that existed as of the balance sheet date.

The name and symbol change did not result in any change to the Company’s capital structure, authorized or outstanding shares, par value, or the rights and privileges of its shareholders. No shares were issued, cancelled, or reclassified in connection with this corporate action. Existing stock certificates bearing the former corporate name remain valid and are not required to be exchanged.

The following table summarizes the changes effected by the corporate action:

	Before	After
Corporate Name	Xinda International Corp.	SUPA Consolidated Inc.
Trading Symbol	XNDA	SFCX
CUSIP Number	98421H107	98421H107 (No Change)
Market Effective Date	—	January 30, 2026

The Company has no material commitments or contingencies as of December 31, 2025, except as disclosed in Note 9 – Commitments and Contingencies.

