Form 10-Q
period 2026-03-31
SUPA Consolidated Inc.
filed 2026-05-01
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock on May 1, 2026 was 290,835,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

SUPA Consolidated Inc.

SUPA CONSOLIDATED INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets:
Cash	$18,935	$17,675
Prepaid	8,100	8,100
Inventory	14,000	–
Total current assets	41,035	25,775
Equipment, net	40,809	40,809
Intangible assets	84,191	84,191
Investment in Boumarang Inc.	5,000,000	5,000,000
Total noncurrent assets	5,125,000	5,125,000
Total Assets	$5,166,035	$5,150,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,299	$72,987
Accrued expenses	180,000	185,000
Notes payable	368,225	368,225
Accrued interests	225,449	209,433
Due to related party	416,200	277,200
Total current liabilities	1,314,173	1,112,845
Total Liabilities	1,314,173	1,112,845

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,835,500 and 290,835,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,908	2,908
Common stock to be issued: 2,166,667 shares as of March 31, 2026, and 2,166,667 shares as of December 31, 2025	21	21
Additional paid-in capital	7,127,224	7,127,224
Accumulated deficit	(3,278,291)	(3,092,223)
Total Stockholders’ Equity	3,851,862	4,037,930
Total Liabilities and Stockholders’ Equity	$5,166,035	$5,150,775

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Operating expenses:

General and administrative expense	$170,052	$18,605
Total operating expense	170,052	18,605

Operating loss	(170,052)	(18,605)

Other income (expense)
Interest expense	(16,016)	(16,081)
Gain on write-offs	–	174,350
Total other income (expense)	(16,016)	158,269

Net income (loss) before provision for income taxes	(186,068)	139,664

Provision for income taxes	–	–

Net income (loss)	$(186,068)	$139,664

Weighted average shares basic and diluted	290,835,500	39,935,500
		–
Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,001,727	$(2,799,154)	$4,202,999
Shares to be issued for services	–	–	300,000	3	2,997	–	3,000
Net income	–	–	–	–	–	139,664	139,664
Balance – March 31, 2025	39,935,500	$399	3,066,667	$30	$7,004,724	$(2,659,490)	$4,345,663
Balance – December 31, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,092,223)	$4,037,930
Net loss	–	–	–	–	–	(186,068)	(186,068)
Balance – March 31, 2026	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,278,291)	$3,851,862

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(186,068)	$139,664
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	3,000
Changes in operating assets/liabilities:
Inventory	(14,000)	–
Accounts payable	51,312	–
Accrued expenses	(5,000)	15,605
Accrued interests	16,016	16,081
Net cash provided by (used in) operating activities	(137,740)	174,350

Cash flows from investing activities:
Net cash used in investing activities	–	–

Cash flows from financing activities:
Borrowings from related parties	139,000	(174,350)
Net cash from financing activities	139,000	(174,350)

Net change in cash	1,260	–
Cash, beginning of period	17,675	–
Cash, end of period	$18,935	$–

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

SUPA Consolidated Inc., formerly known as Tribal Rides International Corp., a Nevada corporation (the “Company,” “we,” or “us”), was incorporated on May 19, 2014, as “Trimax Consulting, Inc.” On May 8, 2017, the Company changed its name to “Xinda International Corp.” On January 18, 2020, the Company changed its name to “Tribal Rides International Corp.” On October 23, 2025, the Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to “SUPA Consolidated Inc.” effective on the same date. The corporate action was reviewed and processed by FINRA, and on January 30, 2026, FINRA approved the name change and the corresponding ticker symbol change from “XNDA” to “SFCX” on the OTC Markets.

On December 31, 2024, the Company completed the sale of substantially all of its intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. (“Boumarang”) pursuant to an Asset Purchase Agreement (the “APA”) for total consideration valued at $5,000,000, payable in 2,906,977 shares of Boumarang common stock. As a result of this transaction, the Company discontinued its historical business of developing transportation and autonomous ridesharing technologies and pivoted to the food technology sector.

Discontinued Operations

Following the sale of the historical IP assets to Boumarang on December 31, 2024, the Company has had no operating activity in the discontinued ridesharing/autonomous vehicle business. Accordingly, the prior year ridesharing operations have been classified as discontinued operations in periods through December 31, 2024. There was no income or loss from discontinued operations during the three months ended March 31, 2026, or the three months ended March 31, 2025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses since inception and at March 31, 2026 had an accumulated deficit of $3,278,291 and a working capital deficit of $1,273,138. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and ultimately generate sufficient revenue from operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SUPA Consolidated Inc. and its wholly-owned operating subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

Inventory consists of bottled water and related supplies held inside the Company’s commercial water and ice vending machines. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.

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

Intangible Assets

Intangible assets consist primarily of customer contracts and location rights acquired in the SUPA Food Services share exchange transaction. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Equity Investments

In accordance with ASC 321, equity investments without readily determinable fair values are measured at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company’s investment in Boumarang Inc. common stock is accounted for under this measurement alternative.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 —	Inputs other than quoted prices included in Level 1 that are observable in the marketplace either directly (i.e., as prices) or indirectly (i.e., derived from prices).
Level 3 —	Unobservable inputs which are supported by little or no market activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no financial assets or liabilities required to be measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025. The Company’s investment in Boumarang Inc., as further described in Note 8, is accounted for under the measurement alternative permitted by ASC 321-10-35-2 (cost less impairment, adjusted for observable price changes for the identical or a similar investment of the same issuer) and is therefore not remeasured to fair value at each reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025. No impairment of long-lived assets, intangible assets, or equity investments was recognized during the three months ended March 31, 2026 or the year ended December 31, 2025.

Fair Value of Financial Instruments Not Measured at Fair Value

The Company’s financial instruments not measured at fair value consist of cash, prepaid expenses, accounts payable, accrued expenses, accrued interests, due to related parties, and notes payable. The carrying amounts of cash, prepaid expenses, accounts payable, accrued expenses, and accrued interests approximate their respective fair values due to the short-term nature of these instruments. Amounts due to related parties are non-interest-bearing or accrue interest at de minimis rates and are due on demand; their carrying amounts approximate fair value, and any imputed interest is considered immaterial. With respect to notes payable, all of which are unsecured and past their original contractual maturity dates, the Company has not estimated fair value because such estimation is not practicable in the absence of observable market trading data and current refinancing terms for instruments of comparable credit standing and structure.

Transfers Between Levels

There were no transfers of financial assets or liabilities between Levels 1, 2, or 3 of the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of March 31, 2026, and 2025, we had no potentially dilutive shares.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosure requirements, including new requirements for entities with a single reportable segment. The Company adopted ASU 2023-07 effective January 1, 2025, on a retrospective basis.

The Company operates as a single operating and reportable segment consisting of its food technology vending operations. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”) and evaluates performance and allocates resources based on net loss as reported in the condensed statements of operations. Significant segment expenses regularly provided to the CODM are consistent with the line items presented on the face of the condensed statements of operations, consisting of general and administrative expenses and professional fees. Segment assets are equal to the Company’s total assets as reported on the condensed balance sheets, and all operations and long-lived assets are located in the United States. The adoption of ASU 2023-07 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

We have reviewed all other accounting pronouncements recently issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, and have determined that they are either not applicable or are not believed to have a material impact on our present or future financial statements.

3.	Equipment, net

Equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Water and ice vending machines	$40,809	$40,809

Less accumulated depreciation and amortization	–	–
Software and Equipment, net	$40,809	$40,809

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Nevada limited liability company and related party. In exchange for the equity issuance, the Company acquired: 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

The Company’s software and equipment consists of commercial water and ice vending machines acquired through the Share Exchange Agreement with SUPA Food Services LLC on June 30, 2025. The Company began placing the machines into service during the three months ended March 31, 2026; depreciation will commence as machines are deployed at customer locations.

Depreciation and amortization of software and equipment amounted to $0 for the three months ended March 31, 2026, and 2025, respectively.

4.	Related Party Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	March 31, 2026	December 31, 2025

Spark Capital	$377,200	$238,200
Don Smith	39,000	39,000
	$416,200	$277,200

During the three months ended March 31, 2026, the Company received $139,000 in additional advances from Spark Capital Investments LLC (“Spark Capital”), the Company’s majority shareholder, under an existing promissory note arrangement. The amounts due to related parties are unsecured, non-interest bearing or accrue interest at de minimis rates, and are due on demand. Any imputed interest is not material.

Accrued Expenses — Related Party

Accrued expenses to related parties at March 31, 2026, totaled $180,000, compared with $185,000 at December 31, 2025. The accrual primarily represents unpaid consulting fees due to Spark Capital under a consulting services arrangement entered into in 2025. The change during the period reflects partial payment of consulting amounts previously accrued.

5.	Intangible Assets

In connection with the acquisition of water machines, the Company also acquired customer contracts, vending location rights, and licenses. These intangible assets were valued at $84,191 and will be amortized on a straight-line basis over five years. Management preliminarily estimates these to be definite-lived intangibles under ASC 350.

Intangible assets consisted of the following at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Customer contracts and location rights	$84,191	$84,191
Less: accumulated amortization	–	–
Intangible assets, net	$84,191	$84,191

Intangible assets represent customer contracts and location rights acquired in the Share Exchange Agreement with SUPA Food Services LLC. Amortization will commence as the underlying contracts and location rights are utilized in revenue-generating activity.

6.	Notes Payable

Notes payable at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025

AJB Capital Investments, LLC 20% convertible note	$320,000	$320,000
AJB Capital Investments, LLC 10% supplemental note	3,225	3,225
Sorensen 6% convertible promissory note	25,000	25,000
Corrigan 10% promissory note	20,000	20,000
Total notes payable	$368,225	$368,225

Convertible Promissory Note (AJB Notes)

On November 10, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC for the purchase of a Convertible Promissory Note. Through a series of amendments and modifications, the principal balance was increased to $320,000, and the note bears interest at 20% per annum, effective September 2023. In November 2024, the lender issued a supplemental note of $3,225 at a 10% interest rate. The note is convertible only upon an event of default. There were no changes to the terms of the AJB Capital notes during the three months ended March 31, 2026. Interest expense relating to these notes for the three months ended March 31, 2026 and 2025 was approximately $14,800 and $14,800, respectively.

The lender extended the note until June 30, 2026.

6% Convertible Promissory Note (Sorensen)

On April 28, 2023, the Company issued a convertible promissory note to a non-related third party in the principal amount of $25,000. The unsecured note bears interest at 6% per annum. The note has matured and remains outstanding as a cash obligation. There were no changes to the terms of this note during the three months ended March 31, 2026.

10% Promissory Note (Corrigan)

On August 1, 2022, the Company issued a promissory note to a non-related third party in the principal amount of $20,000. The unsecured note bears interest at 10% per annum and is currently past its original maturity date. There were no changes to the terms of this note during the three months ended March 31, 2026.

7.	Capital Stock

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

Issued and Outstanding

At March 31, 2026 and December 31, 2025, there were 290,835,500 shares of common stock issued and outstanding. There were no issuances, repurchases or other equity transactions during the three months ended March 31, 2026.

Common Stock to be Issued

At March 31, 2026 and December 31, 2025, 2,166,667 shares of common stock with an aggregate par value of $21 were classified as common stock to be issued, representing previously authorized issuances pending settlement of administrative requirements.

Warrants

In connection with the AJB Capital Investments, LLC convertible note transaction, the Company issued the lender a warrant to purchase 750,000 shares of common stock at an exercise price of $1.00 per share. The warrant was outstanding and unexercised at March 31, 2026, and December 31, 2025.

8.	Investment in Boumarang Inc.

On December 31, 2024, the Company completed the sale of substantially all of its historical intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. (“Boumarang”) pursuant to an Asset Purchase Agreement. As consideration for the Assets, the Company received 2,906,977 shares of Boumarang common stock (the “Boumarang Shares”), with consideration valued at $5,000,000 in accordance with the Asset Purchase Agreement.

Classification

The Company holds an ownership interest of less than 20% in Boumarang, has no representation on Boumarang’s board of directors, does not participate in Boumarang’s policy-making decisions, and has no other indicators of significant influence over Boumarang’s operating or financial policies. Accordingly, the investment does not qualify for equity-method accounting under ASC 323 and is accounted for as an equity security under ASC 321, Investments — Equity Securities.

Measurement Policy

The Boumarang Shares do not have a readily determinable fair value within the meaning of ASC 321-10-20 because Boumarang’s common stock is not currently traded on a national securities exchange or in an over-the-counter market, and observable transaction data for identical or similar securities of Boumarang sufficient to determine fair value is not available. Boumarang has filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission; however, as of the date these consolidated financial statements were available to be issued, Boumarang’s common stock was not publicly traded.

The Company has elected the measurement alternative permitted by ASC 321-10-35-2 for equity investments without readily determinable fair values. Under this alternative, the investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Within the fair value hierarchy of ASC 820, observable price changes (if any) and any impairment measurement would generally be classified within Level 3 because the inputs are unobservable.

Carrying Value and Activity

The carrying value of the investment in Boumarang was $5,000,000 at March 31, 2026 and $5,000,000 at December 31, 2025. There were no observable price changes in orderly transactions for the identical or a similar investment of Boumarang, and no impairment was recognized, during the three months ended March 31, 2026 or the year ended December 31, 2025. Accordingly, no adjustments to the carrying value were recorded in either period, and no gains or losses related to the Boumarang investment are reflected in the consolidated statements of operations.

Impairment Assessment

At each reporting date, the Company performs a qualitative assessment for impairment in accordance with ASC 321-10-35-3. Indicators considered include, among others: a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of Boumarang; significant adverse changes in the regulatory, economic, or technological environment in which Boumarang operates; significant adverse changes in the general market conditions of Boumarang’s industry or geographic area; a bona fide offer to purchase the investment, an offer by Boumarang to sell, or a completed auction process for the same or a similar investment by the same issuer for an amount less than the carrying value; and factors that raise significant concerns about Boumarang’s ability to continue as a going concern.

Based on its qualitative assessment as of March 31, 2026, the Company concluded that no indicators of impairment existed and no impairment loss was recognized during the three months ended March 31, 2026 or the year ended December 31, 2025. The Company will continue to monitor Boumarang’s registration process, observable secondary-market transactions (if any), and other indicators that could give rise to an observable price change or an impairment in future periods.

9.	Discontinued Operations

On December 31, 2024, SUPA Consolidated Inc. completed the sale of substantially all of its intellectual property and related intangible assets (the “Assets”) to Boumarang Inc. pursuant to an Asset Purchase Agreement. Consideration consisted of 2,906,977 shares of Boumarang common stock, valued at $5,000,000 on the closing date.

The divested Assets included:

U.S. Patent No. 9,984,574

U.S. Patent No. 11,217,101

All related trade secrets, customer lists, software, prototypes, applications, business names, goodwill, and other intangible property

Following the transaction, the Company discontinued its historical operations in transportation and autonomous ridesharing technology.

On December 31, 2024, the Company completed the sale of substantially all of its historical intellectual property and related intangible assets used in the ridesharing and autonomous vehicle business to Boumarang Inc. Following the closing, the Company has had no operating activity in the discontinued line of business.

There was no income or loss from discontinued operations during the three months ended March 31, 2026, or the three months ended March 31, 2025.

10.	Leases and Obligations

Marysville, Washington — Mor & Mor Warehouse License

On June 6, 2025, SUPA Food Services LLC, then a related party that subsequently became a wholly-owned subsidiary on June 30, 2025, entered into a License Agreement with Mor & Mor Commercial, LLC (“Licensor”) for the right to occupy approximately 8,100 square feet of warehouse space located at 4150 152nd Street NE, Marysville, Washington (the “Premises”). The arrangement does not constitute a traditional lease under ASC 842, Leases, but instead qualifies as a license agreement, given that it does not grant SUPA control over the premises and explicitly disclaims a landlord–tenant relationship.

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

Irvine, California — Office Space

Effective January 2026, the Company entered into an arrangement for office space at 530 Technology Drive, Suite 100, Irvine, California, at a monthly cost of $160. The arrangement is short-term and qualifies for the short-term lease practical expedient under ASC 842; accordingly, no right-of-use asset or lease liability has been recognized.

Rent expense, including warehouse license fees, totaled $24,705 for the three months ended March 31, 2026, as compared to $0 for the three months ended March 31, 2025.

11.	Commitments and Contingencies

Legal Proceedings

Igala Commonwealth Inc. (“Igala”) has asserted a claim against the Company that, if successful, could result in the issuance of approximately 12,800,000 shares of common stock pursuant to a previously asserted contractual right. Management, in consultation with counsel, has evaluated the claim and believes the Company has meritorious defenses. As of March 31, 2026, no liability has been accrued because the loss is neither probable nor reasonably estimable. The Company will continue to monitor the matter and adjust its disclosures and accruals if and when developments warrant.

From time to time, the Company may become subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. Other than the matter described above, the Company is not currently a party to any other material legal proceedings the resolution of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments

Other than the lease and license arrangements described in Note 10 and the related party arrangements described in Note 4, the Company has no other material commitments at March 31, 2026.

12.	Subsequent Events

The Company has evaluated subsequent events through May 1, 2026, the date these consolidated financial statements were available to be issued, and determined that there were no material subsequent events requiring additional disclosure or adjustment to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “anticipate,” “intend,” “could,” “should,” or other comparable terms or the negative of those terms. These forward-looking statements are based on management’s current beliefs, assumptions and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially include, without limitation, our limited operating history in the food technology business, our need for additional capital, our ability to deploy water and ice vending machines profitably, regulatory developments, and the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company undertakes no obligation to update any forward-looking statement except as required by law.

Company Overview

SUPA Consolidated Inc., formerly known as Tribal Rides International Corp. and prior to that Xinda International Corp., is a Nevada corporation incorporated on May 19, 2014. The Company’s common stock is quoted on the OTC Markets under the symbol “SFCX.” The Company’s ticker symbol changed from “XNDA” to “SFCX” effective January 30, 2026, following FINRA’s approval of the Company’s name and symbol change.

The Company is a development-stage food technology company. Through the Share Exchange Agreement with SUPA Food Services LLC entered into on June 30, 2025, the Company acquired commercial water and ice vending machines and related customer contracts and location rights. The Company’s present business plan is focused on the deployment, servicing and monetization of these vending machines.

Discontinued Operations

On December 31, 2024, the Company completed the sale of substantially all of its historical intellectual property and related intangible assets used in its prior ridesharing and autonomous-vehicle technology business to Boumarang Inc. for total consideration of $5,000,000, payable in 2,906,977 shares of Boumarang common stock. There was no income or loss from discontinued operations during the three months ended March 31, 2026 or the three months ended March 31, 2025.

Plan of Operations

The Company’s near-term plan of operations is centered on the deployment, servicing and revenue ramp of its water and ice vending machines acquired through the SUPA Food Services share exchange. As of March 31, 2026, the Company held inventory of $14,000 representing bottled water and supplies inside its commercial vending machines, and continues to evaluate additional locations and partnership opportunities. The Company expects to fund near-term operations through advances from its majority shareholder Spark Capital Investments LLC and, as opportunities arise, third-party debt or equity financing.

Financial Condition at March 31, 2026, and December 31, 2025

At March 31, 2026, the Company had cash of $18,935 compared to $17,675 at December 31, 2025, an accumulated deficit of $3,278,291 compared to $3,092,223 at December 31, 2025, and a working capital deficit of $1,273,138 compared to $1,087,070 at December 31, 2025. The increase in accumulated deficit reflects the net loss for the three months ended March 31, 2026, of $186,068.

Results of Operations

Revenue.

The Company had no revenue during the three months ended March 31, 2026 or the three months ended March 31, 2025. The Company is in the development stage with respect to its food technology operations and has not yet generated revenue from its vending machine deployments.

General and Administrative Expenses.

General and administrative expenses for the three months ended March 31, 2026 totaled $170,052, as compared to $18,605 for the three months ended March 31, 2025. The increase of approximately $151,447 reflects the Company’s transition into operating activity following the SUPA Food Services share exchange and corporate name change. Significant components of G&A in the current quarter included consulting fees of $60,000 (primarily related-party consulting accruals to Spark Capital Investments LLC), legal and professional fees of approximately $70,141, rent and warehouse license fees of approximately $24,705, and accounting and audit related fees of approximately $10,750. The prior year quarter had no consulting accrual to Spark Capital, no warehouse license activity, and minimal legal expense.

Operating Loss.

As a result of the foregoing, the Company incurred an operating loss of $170,052 for the three months ended March 31, 2026, as compared to an operating loss of $18,605 for the three months ended March 31, 2025.

Other Income (Expense).

Interest expense for the three months ended March 31, 2026 was $16,016, as compared to $16,081 for the three months ended March 31, 2025. The three months ended March 31, 2025 also included a gain on write-offs of $174,350 arising from a Release and Settlement entered into in February 2025 with former officers and consultants. There was no comparable gain in the current quarter.

Net (Loss) Income.

The Company recorded a net loss of $186,068 for the three months ended March 31, 2026, as compared to net income of $139,664 for the three months ended March 31, 2025. The shift from net income to net loss is principally attributable to (i) the increase in G&A expenses described above and (ii) the absence of the non-recurring gain on write-offs that benefited the prior year quarter.

Liquidity and Capital Resources

At March 31, 2026, the Company had cash of $18,935 and total current liabilities of $1,314,173, resulting in a working capital deficit of $1,273,138. During the three months ended March 31, 2026, the Company received $139,000 in net advances from its majority shareholder Spark Capital Investments LLC and used $137,740 of cash in operating activities. The Company’s historical operations have been funded principally through advances from related parties, third-party convertible debt, and the issuance of common stock. There can be no assurance that capital will continue to be available on acceptable terms, or at all.

Since its inception, the Company has sustained losses and negative cash flows from operations. Management believes that the Company does not have the cash to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following the date of issuance of these financial statements. The Company had no revenues or cash flow from operations in the fiscal year ended December 31, 2025. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its food technology operations. We expect to conduct the planned operations for twelve months using currently available capital resources. Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

Going Concern Considerations

As of March 31, 2026, the Company had an accumulated deficit of $3,278,291 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements include additional disclosures outlining the factors contributing to this assessment. They do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities, which may be necessary if the Company is unable to continue operations.

Management has evaluated the Company’s ability to meet its obligations over the next twelve months by considering a range of factors, including general economic conditions, key industry indicators, operating performance, capital expenditures, future commitments, and overall liquidity. If the Company is unable to generate sufficient revenues by December 31, 2026, we will require additional capital through funding from existing or new investors, further cost reductions, and strategic adjustments to improve operational cash.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 2 to the unaudited consolidated financial statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies during the three months ended March 31, 2026.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to Yessenia Hernandez, who serves as our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Ms. Hernandez evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2026. Based on that evaluation, Ms. Hernandez concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2026. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Igala Commonwealth Inc. has asserted a claim against the Company that, if successful, could result in the issuance of approximately 12,800,000 shares of common stock pursuant to a previously asserted contractual right. Management, in consultation with counsel, has evaluated the claim and believes the Company has meritorious defenses. As of March 31, 2026, no liability has been accrued because the loss is neither probable nor reasonably estimable. The Company will continue to monitor the matter and adjust its disclosures and accruals if and when developments warrant.

Other than the matter described above, the Company is not currently a party to any other material legal proceedings the resolution of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As a ’smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company during the three months ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements. During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each is defined in Item 408(a) of Regulation S-K.

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

SUPA CONSOLIDATED INC.

Date: May 1, 2026	By:	/s/ Yessenia Hernandez
Yessenia Hernandez, Chief Executive Officer (Principal Executive Officer)

