Form 10-Q
period 2026-06-30
SUPA Consolidated Inc.
filed 2026-07-21
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock on July 21, 2026 was 290,835,500 shares.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

SUPA Consolidated Inc.

SUPA CONSOLIDATED INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets:
Cash	$14,989	$17,675
Prepaid	–	8,100
Inventory	–	–
Total current assets	14,989	25,775
Equipment, net	40,809	40,809
Intangible assets	84,191	84,191
Investment in Boumarang Inc.	5,000,000	5,000,000
Total noncurrent assets	5,125,000	5,125,000
Total Assets	$5,139,989	$5,150,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,568	$72,987
Accrued expenses	180,000	185,000
Notes payable	368,225	368,225
Accrued interests	241,465	209,433
Due to related party	551,200	277,200
Total current liabilities	1,516,458	1,112,845
Total Liabilities	1,516,458	1,112,845

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,835,500 and 290,835,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,908	2,908
Common stock to be issued: 2,166,667 shares as of June 30, 2026, and 2,166,667 shares as of December 31, 2025	21	21
Additional paid-in capital	7,127,224	7,127,224
Accumulated deficit	(3,506,622)	(3,092,223)
Total Stockholders’ Equity	3,623,531	4,037,930
Total Liabilities and Stockholders’ Equity	$5,139,989	$5,150,775

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Operating expenses:

General and administrative expense	$161,815	$150,827	$331,867	$169,432
Total operating expense	161,815	150,827	331,867	169,432

Operating loss	(161,815)	(150,827)	(331,867)	(169,432)

Other income (expense)
Interest expense	(16,016)	(11,792)	(32,032)	(27,873)
Loss on inventory write-off	(50,500)	–	(50,500)	–
Gain on write-offs	–	–	–	174,350
Total other income (expense)	(66,516)	(11,792)	(82,532)	146,477

Net income (loss) before provision for income taxes	(228,331)	(162,619)	(414,399)	(22,955)

Provision for income taxes	–	–	–	–

Net income (loss)	$(228,331)	$(162,619)	$(414,399)	$(22,955)

Weighted average shares basic and diluted	290,835,500	40,235,500	290,835,500	40,190,500

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended June 30, 2025
Balance – March 31, 2025	39,935,500	$399	3,066,667	$30	$7,004,724	$(2,659,490)	$4,345,663
Shares issuance for services	300,000	3	(300,000)	(3)	–	–	–
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,500	–	125,000
Net loss	–	–	–	–	–	(162,619)	(162,619)
Balance – June 30, 2025	290,235,500	$2,902	2,766,667	$27	$7,127,224	$(2,822,109)	$4,308,044

Three months ended June 30, 2026
Balance – March 31, 2026	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,278,291)	$3,851,862
Net loss	–	–	–	–	–	(228,331)	(228,331)
Balance – June 30, 2026	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,506,622)	$3,623,531

Six months ended June 30, 2025
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,001,724	$(2,799,154)	$4,202,999
Shares issuance for services	300,000	3	–	–	2,997	–	3,000
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,500	–	125,000
Net loss	–	–	–	–	–	(22,955)	(22,955)
Balance – June 30, 2025	290,235,500	$2,902	2,766,667	$27	$7,127,224	$(2,822,109)	$4,308,044

Six months ended June 30, 2026
Balance – December 31, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,092,223)	$4,037,930
Net loss	–	–	–	–	–	(414,399)	(414,399)
Balance – June 30, 2026	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,506,622)	$3,623,531

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(414,399)	$(22,955)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	3,000
Changes in operating assets/liabilities:
Prepaid expenses	8,100	(8,100)
Accounts payable	102,581	56,305
Accrued expenses	(5,000)	–
Accrued interests	32,032	27,873
Due to related party	–	(174,350)
Net cash provided by (used in) operating activities	(276,686)	(118,227)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Borrowings from related parties	274,000	–
Proceeds from notes payable	–	121,200
Net cash from financing activities	274,000	121,200

Net change in cash	(2,686)	2,973
Cash, beginning of period	17,675	–
Cash, end of period	$14,989	$2,973

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes
Non-cash investing and financing activities:
Issuance of common stock for cash	$–	$–
Intangible assets	$–	$(84,191)
Stock issued for equipment	$–	$125,000

See accompanying Notes to Financial Statements

SUPA CONSOLIDATED INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

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

Discontinued Operations

Following the sale of the historical IP assets to Boumarang on December 31, 2024, the Company has had no operating activity in the discontinued ridesharing/autonomous vehicle business. Accordingly, the prior year ridesharing operations have been classified as discontinued operations in periods through December 31, 2024. There was no income or loss from discontinued operations during the three and six months ended June 30, 2026, or the three and six months ended June 30, 2025.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses since inception and at June 30, 2026 had an accumulated deficit of $3,506,622 and a working capital deficit of $1,501,469. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and ultimately generate sufficient revenue from operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SUPA Consolidated Inc. and its wholly-owned operating subsidiary, SUPA FoodSystems LLC, a Washington limited liability company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventory

Inventory consists of bottled water and related supplies held inside the Company’s commercial water and ice vending machines. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. During the three months ended June 30, 2026, the Company determined that inventory with a carrying amount of $50,500 had no net realizable value because the related vending machine deployments had not generated revenue, and recorded a loss on inventory write-off of $50,500, which is presented in other income (expense) in the accompanying consolidated statements of operations. Inventory was $0 as of June 30, 2026 and December 31, 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no financial assets or liabilities required to be measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025. The Company’s investment in Boumarang Inc., as further described in Note 8, is accounted for under the measurement alternative permitted by ASC 321-10-35-2 (cost less impairment, adjusted for observable price changes for the identical or a similar investment of the same issuer) and is therefore not remeasured to fair value at each reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company had no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or December 31, 2025. No impairment of long-lived assets, intangible assets, or equity investments was recognized during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

Transfers Between Levels

There were no transfers of financial assets or liabilities between Levels 1, 2, or 3 of the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of June 30, 2026, and 2025, we had no potentially dilutive shares.

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

3.	Equipment, net

Equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Water and ice vending machines	$40,809	$40,809

Less accumulated depreciation and amortization	–	–
Software and Equipment, net	$40,809	$40,809

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Nevada limited liability company and related party. In exchange for the equity issuance, the Company acquired: 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

The Company’s software and equipment consists of commercial water and ice vending machines acquired through the Share Exchange Agreement with SUPA Food Services LLC on June 30, 2025. The Company began placing the machines into service during the six months ended June 30, 2026; depreciation will commence as machines are deployed at customer locations.

Depreciation and amortization of software and equipment amounted to $0 for the three and six months ended June 30, 2026, and 2025, respectively.

4.	Related Party Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	June 30, 2026	December 31, 2025
Spark Capital	$512,200	$238,200
Don Smith	39,000	39,000
	$551,200	$277,200

During the six months ended June 30, 2026, the Company received $274,000 in additional advances from Spark Capital Investments LLC (“Spark Capital”), a related party and stockholder of the Company, under an existing promissory note arrangement. The amounts due to related parties are unsecured, non-interest bearing or accrue interest at de minimis rates, and are due on demand. Any imputed interest is not material.

Accrued Expenses — Related Party

Accrued expenses to related parties at June 30, 2026, totaled $180,000, compared with $185,000 at December 31, 2025. The accrual primarily represents unpaid consulting fees due to Spark Capital under a consulting services arrangement entered into in 2025. The change during the period reflects partial payment of consulting amounts previously accrued.

5.	Intangible Assets

In connection with the acquisition of water machines, the Company also acquired customer contracts, vending location rights, and licenses. These intangible assets were valued at $84,191 and will be amortized on a straight-line basis over five years. Management preliminarily estimates these to be definite-lived intangibles under ASC 350.

Intangible assets consisted of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Customer contracts and location rights	$84,191	$84,191
Less: accumulated amortization	–	–
Intangible assets, net	$84,191	$84,191

Intangible assets represent customer contracts and location rights acquired in the Share Exchange Agreement with SUPA Food Services LLC. Amortization will commence as the underlying contracts and location rights are utilized in revenue-generating activity.

6.	Notes Payable

Notes payable at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
AJB Capital Investments, LLC 20% convertible note	$320,000	$320,000
AJB Capital Investments, LLC 10% supplemental note	3,225	3,225
Sorensen 6% convertible promissory note	25,000	25,000
Corrigan 10% promissory note	20,000	20,000
Total notes payable	$368,225	$368,225

Convertible Promissory Note (AJB Notes)

On November 10, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC for the purchase of a Convertible Promissory Note. Through a series of amendments and modifications, the principal balance was increased to $320,000, and the note bears interest at 20% per annum, effective September 2023. In November 2024, the lender issued a supplemental note of $3,225 at a 10% interest rate. The note is convertible only upon an event of default. There were no changes to the terms of the AJB Capital notes during the six months ended June 30, 2026. Interest expense relating to these notes for the six months ended June 30, 2026 was approximately $32,032, as compared to approximately $27,873 for the six months ended June 30, 2025.

The lender has extended the note until September 30, 2026.

6% Convertible Promissory Note (Sorensen)

On April 28, 2023, the Company issued a convertible promissory note to a non-related third party in the principal amount of $25,000. The unsecured note bears interest at 6% per annum. The note has matured and remains outstanding as a cash obligation. There were no changes to the terms of this note during the six months ended June 30, 2026.

10% Promissory Note (Corrigan)

On August 1, 2022, the Company issued a promissory note to a non-related third party in the principal amount of $20,000. The unsecured note bears interest at 10% per annum and is currently past its original maturity date. There were no changes to the terms of this note during the six months ended June 30, 2026.

7.	Capital Stock

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

Issued and Outstanding

At June 30, 2026 and December 31, 2025, there were 290,835,500 shares of common stock issued and outstanding. There were no issuances, repurchases or other equity transactions during the six months ended June 30, 2026.

Common Stock to be Issued

At June 30, 2026 and December 31, 2025, 2,166,667 shares of common stock with an aggregate par value of $21 were classified as common stock to be issued, representing previously authorized issuances pending settlement of administrative requirements.

Warrants

In connection with the AJB Capital Investments, LLC convertible note transaction, the Company issued the lender a warrant to purchase 750,000 shares of common stock at an exercise price of $1.00 per share. The warrant was outstanding and unexercised at June 30, 2026, and December 31, 2025.

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

Carrying Value and Activity

The carrying value of the investment in Boumarang was $5,000,000 at June 30, 2026 and $5,000,000 at December 31, 2025. There were no observable price changes in orderly transactions for the identical or a similar investment of Boumarang, and no impairment was recognized, during the six months ended June 30, 2026 or the year ended December 31, 2025. Accordingly, no adjustments to the carrying value were recorded in either period, and no gains or losses related to the Boumarang investment are reflected in the consolidated statements of operations.

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

Based on its qualitative assessment as of June 30, 2026, the Company concluded that no indicators of impairment existed and no impairment loss was recognized during the six months ended June 30, 2026 or the year ended December 31, 2025. The Company will continue to monitor Boumarang’s registration process, observable secondary-market transactions (if any), and other indicators that could give rise to an observable price change or an impairment in future periods.

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

There was no income or loss from discontinued operations during the three and six months ended June 30, 2026, or the three and six months ended June 30, 2025.

10.	Leases and Obligations

Marysville, Washington — Mor & Mor Warehouse License

On June 6, 2025, SUPA Food Services LLC, a related party and the Company’s majority stockholder, entered into a License Agreement with Mor & Mor Commercial, LLC (“Licensor”) for the right to occupy approximately 8,100 square feet of warehouse space located at 4150 152nd Street NE, Marysville, Washington (the “Premises”). The arrangement does not constitute a traditional lease under ASC 842, Leases, but instead qualifies as a license agreement, given that it does not grant SUPA control over the premises and explicitly disclaims a landlord–tenant relationship.

The Premises are used in the operations of SUPA FoodSystems LLC, the Company’s wholly-owned operating subsidiary, and the related license fees are included in rent expense in the accompanying consolidated financial statements.

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

Rent expense, including warehouse license fees, totaled $33,210 and $57,915 for the three and six months ended June 30, 2026, respectively, as compared to $8,125 for the three and six months ended June 30, 2025.

11.	Commitments and Contingencies

Legal Proceedings

Igala Commonwealth Inc. (“Igala”) has asserted a claim against the Company that, if successful, could result in the issuance of approximately 12,800,000 shares of common stock pursuant to a previously asserted contractual right. Management, in consultation with counsel, has evaluated the claim and believes the Company has meritorious defenses. As of June 30, 2026, no liability has been accrued because the loss is neither probable nor reasonably estimable. The Company will continue to monitor the matter and adjust its disclosures and accruals if and when developments warrant.

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

Other Commitments

Other than the lease and license arrangements described in Note 10 and the related party arrangements described in Note 4, the Company has no other material commitments at June 30, 2026.

12.	Subsequent Events

On July 6, 2026, stockholders holding approximately 92.83% of the Company’s outstanding common stock — SUPA Food Services LLC, the Company’s majority stockholder, and Spark Capital Investments LLC, each a related party — acting by written consent pursuant to NRS 78.320, elected Candice Beaumont and Imran Firoz as directors and ratified the appointment of LAO Professionals as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. On July 8, 2026, the Company filed a preliminary information statement on Schedule 14C with respect to these actions, which, pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, will become effective no earlier than twenty days after the definitive information statement is first mailed to stockholders, anticipated on or about August 10, 2026 (the “Effective Date”). On the Effective Date, Hunter Gaylor, Adam Clode, and Yessenia Hernandez, who were not re-elected, will cease to serve as directors, Ms. Hernandez will also cease to serve as Chief Executive Officer, and Anna Goldenberg will be appointed Chief Executive Officer. These actions had no effect on the Company’s financial position, results of operations, or cash flows as of and for the periods presented.

On January 20, 2026, Igala Commonwealth Limited filed a complaint against the Company and Timothy Alford in the Circuit Court of Cook County, Illinois, Chancery Division (Case No. 2026CH00558), alleging breach of contract and seeking specific performance or, in the alternative, money damages of approximately $3,072,000, arising from a consulting agreement entered into by the Company's predecessor entity in March 2023.

The Company filed a Motion to Dismiss Counts I and II of the complaint pursuant to 735 ILCS 5/2-615(a). On July 14, 2026, the Court held oral argument on the motion and took the matter under advisement. A written opinion is pending.

The Company believes the claims are without merit and intends to defend the action vigorously. No liability has been recorded in connection with this matter, as management does not consider an unfavorable outcome to be probable at this time. However, there can be no assurance as to the ultimate outcome of this litigation, and an adverse judgment could have a material effect on the Company's financial condition.

The Company has evaluated subsequent events through July 21, 2026, the date these consolidated financial statements were available to be issued, and determined that there were no material subsequent events requiring additional disclosure or adjustment to the consolidated financial statements.

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

Discontinued Operations

On December 31, 2024, the Company completed the sale of substantially all of its historical intellectual property and related intangible assets used in its prior ridesharing and autonomous-vehicle technology business to Boumarang Inc. for total consideration of $5,000,000, payable in 2,906,977 shares of Boumarang common stock. There was no income or loss from discontinued operations during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

Plan of Operations

The Company’s near-term plan of operations is centered on the deployment, servicing and revenue ramp of its water and ice vending machines acquired through the SUPA Food Services share exchange. During the six months ended June 30, 2026, the Company acquired $50,500 of bottled water and supplies inventory for its commercial vending machines, which was written off in full as of June 30, 2026 because the related deployments had not yet generated revenue (see “Results of Operations” below). The Company continues to evaluate additional locations and partnership opportunities. The Company expects to fund near-term operations through advances from its related-party stockholder Spark Capital Investments LLC and, as opportunities arise, third-party debt or equity financing.

Financial Condition at June 30, 2026, and December 31, 2025

At June 30, 2026, the Company had cash of $14,989 compared to $17,675 at December 31, 2025, an accumulated deficit of $3,506,622 compared to $3,092,223 at December 31, 2025, and a working capital deficit of $1,501,469 compared to $1,087,070 at December 31, 2025. The increase in accumulated deficit reflects the net loss for the six months ended June 30, 2026, of $414,399.

Results of Operations

Revenue.

The Company had no revenue during the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025. The Company is in the development stage with respect to its food technology operations and has not yet generated revenue from its vending machine deployments.

General and Administrative Expenses.

General and administrative expenses for the three months ended June 30, 2026 totaled $161,815, as compared to $150,827 for the three months ended June 30, 2025, an increase of approximately $10,988. General and administrative expenses for the six months ended June 30, 2026 totaled $331,867, as compared to $169,432 for the six months ended June 30, 2025, an increase of approximately $162,435. The increase for the six-month period reflects the Company’s transition into operating activity following the SUPA Food Services share exchange and corporate name change. Significant components of G&A for the six months ended June 30, 2026 included consulting fees of $126,323 (primarily related-party consulting fees to Spark Capital Investments LLC), legal fees of approximately $118,126, professional fees of $8,100, rent and warehouse license fees of approximately $57,915, accounting fees of approximately $13,975, and other administrative costs of approximately $7,428. Of these amounts, the three months ended June 30, 2026 included consulting fees of $66,323, legal fees of approximately $47,985, professional fees of $7,500, rent and warehouse license fees of approximately $33,210, and accounting fees of approximately $3,225. The prior year six-month period had minimal activity prior to the share exchange, and its general and administrative expenses were incurred principally in the second quarter of 2025 in connection with the share exchange transaction, consisting primarily of consulting fees of $115,415, accounting fees of approximately $28,000, legal fees of approximately $11,410, and rent of $8,125.

Operating Loss.

As a result of the foregoing, the Company incurred an operating loss of $161,815 for the three months ended June 30, 2026, as compared to an operating loss of $150,827 for the three months ended June 30, 2025, and an operating loss of $331,867 for the six months ended June 30, 2026, as compared to an operating loss of $169,432 for the six months ended June 30, 2025.

Other Income (Expense).

Interest expense for the three months ended June 30, 2026 was $16,016, as compared to $11,792 for the three months ended June 30, 2025, and $32,032 for the six months ended June 30, 2026, as compared to $27,873 for the six months ended June 30, 2025. The three and six months ended June 30, 2026 included a loss on inventory write-off of $50,500, representing the write-down to zero of bottled water and supplies inventory for the Company’s vending machine deployments, which had not generated revenue and had no net realizable value. The six months ended June 30, 2025 also included a gain on write-offs of $174,350 arising from a Release and Settlement entered into in February 2025 with former officers and consultants. There was no comparable gain in the current year periods.

Net (Loss) Income.

The Company recorded a net loss of $228,331 for the three months ended June 30, 2026, as compared to a net loss of $162,619 for the three months ended June 30, 2025. The increase of approximately $65,712 for the three-month period is principally attributable to the $50,500 loss on inventory write-off and higher legal and rent expense, partially offset by lower consulting and accounting fees. For the six months ended June 30, 2026, the Company recorded a net loss of $414,399, as compared to a net loss of $22,955 for the six months ended June 30, 2025. The increase in the six-month net loss is principally attributable to (i) the increase in G&A expenses described above, (ii) the $50,500 loss on inventory write-off, and (iii) the absence of the non-recurring gain on write-offs that benefited the prior year period.

Liquidity and Capital Resources

At June 30, 2026, the Company had cash of $14,989 and total current liabilities of $1,516,458, resulting in a working capital deficit of $1,501,469. During the six months ended June 30, 2026, the Company received $274,000 in net advances from its related-party stockholder, Spark Capital Investments LLC, and used $276,686 of cash in operating activities. The Company’s historical operations have been funded principally through advances from related parties, third-party convertible debt, and the issuance of common stock. There can be no assurance that capital will continue to be available on acceptable terms, or at all.

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

Going Concern Considerations

As of June 30, 2026, the Company had an accumulated deficit of $3,506,622 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 2 to the unaudited consolidated financial statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies during the six months ended June 30, 2026.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to Yessenia Hernandez, who serves as our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Ms. Hernandez evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2026. Based on that evaluation, Ms. Hernandez concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2026. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Igala Commonwealth Inc. has asserted a claim against the Company that, if successful, could result in the issuance of approximately 12,800,000 shares of common stock pursuant to a previously asserted contractual right. Management, in consultation with counsel, has evaluated the claim and believes the Company has meritorious defenses. As of June 30, 2026, no liability has been accrued because the loss is neither probable nor reasonably estimable. The Company will continue to monitor the matter and adjust its disclosures and accruals if and when developments warrant.

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

There were no sales of unregistered equity securities by the Company during the three and six months ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Trading Arrangements. During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each is defined in Item 408(a) of Regulation S-K.

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

SUPA CONSOLIDATED INC.

Date: July 21, 2026	By:	/s/ Anna Goldenberg
Anna Goldenberg, Chief Executive Officer (Principal Executive Officer)

