Form 10-Q
period 2026-09-30
SUPA Consolidated Inc.
filed 2026-11-13
CIK 1624985

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.00001 par value

As of November 13, 2026, the registrant had 290,835,500 shares of common stock, par value $0.00001 per share, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

SUPA Consolidated Inc.

SUPA CONSOLIDATED INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current assets:
Cash	$4,491	$17,675
Prepaid	–	8,100
Total current assets	4,491	25,775
Equipment, net	34,688	40,809
Intangible assets	–	84,191
Investment in Boumarang Inc.	5,000,000	5,000,000
Total noncurrent assets	5,034,688	5,125,000
Total Assets	$5,039,179	$5,150,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,856	$59,079
Accounts payable - related party	193,908	13,908
Accrued expenses - related party	180,000	185,000
Notes payable	368,225	368,225
Accrued interests	220,203	209,433
Due to related party	566,200	277,200
Accrued litigation settlement	39,204	–
Total current liabilities	1,661,596	1,112,845
Total Liabilities	1,661,596	1,112,845

Commitments and contingencies	–	–

Stockholders’ equity:
Common stock, $0.00001 par value, 500,000,000 shares authorized; 290,835,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,908	2,908
Common stock to be issued: 2,166,667 shares as of September 30, 2026 and December 31, 2025	21	21
Additional paid-in capital	7,227,527	7,127,224
Accumulated deficit	(3,852,873)	(3,092,223)
Total Stockholders’ Equity	3,377,583	4,037,930
Total Liabilities and Stockholders’ Equity	$5,039,179	$5,150,775

See accompanying Notes to Consolidated Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Operating expenses:

General and administrative expense	$137,694	$127,450	$469,561	$296,882
Depreciation and amortization	18,750	–	18,750	–
Impairment of intangible assets	71,562	–	71,562	–
Total operating expense	228,006	127,450	559,873	296,882

Operating loss	(228,006)	(127,450)	(559,873)	(296,882)

Other income (expense)
Interest expense	(19,997)	(16,548)	(52,029)	(44,421)
Loss on inventory write-off	–	–	(50,500)	–
Gain on write-offs	–	–	–	174,350
Litigation settlement provision	(39,204)	–	(39,204)	–
Total other income (expense)	(59,201)	(16,548)	(141,733)	129,929

Net loss before provision for income taxes	(287,207)	(143,998)	(701,606)	(166,953)

Provision for income taxes	–	–	–	–

Net loss	$(287,207)	$(143,998)	$(701,606)	$(166,953)

Weighted average shares basic and diluted	290,835,500	290,308,027	290,835,500	124,788,809

Weighted average basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying Notes to Consolidated Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Common Stock To Be Issued		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended September 30, 2025
Balance – June 30, 2025	290,235,500	$2,902	2,766,667	$27	$7,227,527	$(2,922,412)	$4,308,044
Shares issued to AJB Capital	600,000	6	(600,000)	(6)	–	–	–
Net loss	–	–	–	–	–	(143,998)	(143,998)
Balance – September 30, 2025	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,066,410)	$4,164,046

Three months ended September 30, 2026
Balance – June 30, 2026	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,565,666)	$3,664,790
Net loss	–	–	–	–	–	(287,207)	(287,207)
Balance – September 30, 2026	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,852,873)	$3,377,583

Nine months ended September 30, 2025
Balance – December 31, 2024	39,935,500	$399	2,766,667	$27	$7,102,030	$(2,899,457)	$4,202,999
Shares issuance for services	300,000	3	–	–	2,997	–	3,000
Shares issued for acquisition, valued at $0.0005 per share	250,000,000	2,500	–	–	122,500	–	125,000
Shares issued to AJB Capital	600,000	6	(600,000)	(6)	–	–	–
Net loss	–	–	–	–	–	(166,953)	(166,953)
Balance – September 30, 2025	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,066,410)	$4,164,046

Nine months ended September 30, 2026
Balance – December 31, 2025	290,835,500	$2,908	2,166,667	$21	$7,127,224	$(3,092,223)	$4,037,930
Correction of an error in prior-period warrant accounting (Note 3)	–	–	–	–	100,303	(100,303)	–
Correction of prior-period overstated accrued interest (Note 3)	–	–	–	–	–	41,259	41,259
Balance at January 1, 2026	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,151,267)	$4,079,189
Net loss	–	–	–	–	–	(701,606)	(701,606)
Balance – September 30, 2026	290,835,500	$2,908	2,166,667	$21	$7,227,527	$(3,852,873)	$3,377,583

See accompanying Notes to Consolidated Financial Statements

SUPA CONSOLIDATED INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(701,606)	$(166,953)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for services	–	3,000
Depreciation and amortization	18,750	–
Impairment of intangible assets	71,562	–
Changes in operating assets/liabilities:
Prepaid expenses	8,100	(8,100)
Accounts payable	34,777	146,914
Accounts payable, related party	180,000	–
Accrued expenses, related party	(5,000)	–
Accrued interests	52,029	44,421
Accrued litigation settlement	39,204	–
Due to related party	–	33,850
Net cash used in operating activities	(302,184)	53,132

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Borrowings from related parties	289,000	–
Net cash provided by financing activities	289,000	–

Net (decrease) increase in cash	(13,184)	53,132
Cash, beginning of period	17,675	–
Cash, end of period	$4,491	$53,132

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$–	$–
Taxes	$–	$–
Non-cash investing and financing activities:
Stock issued for intangible assets	$–	$84,191
Stock issued for equipment	$–	$40,809

See accompanying Notes to Consolidated Financial Statements

SUPA CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring losses since inception and at September 30, 2026, had an accumulated deficit of $3,852,873 and a working capital deficit of $1,657,105. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and ultimately generate sufficient revenue from operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Inventory

Inventory consists of bottled water and related supplies held inside the Company’s commercial water and ice vending machines. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. During the three months ended June 30, 2026, the Company determined that inventory with a carrying amount of $50,500 had no net realizable value because the related vending machine deployments had not generated revenue, and recorded a loss on inventory write-off of $50,500, which is presented in other income (expense) in the accompanying consolidated statements of operations. Inventory was $0 as of September 30, 2026 and December 31, 2025.

Intangible Assets

Intangible assets consist primarily of customer contracts and location rights acquired in the SUPA Food Services share exchange transaction. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The customer contracts and location rights, with a cost of $84,191, became available for their intended use on January 1, 2026, and were being amortized on a straight-line basis over an estimated useful life of five years. During the three months ended September 30, 2026, in connection with the termination of the Company’s trial machine placements (see Note 4), the Company determined that the carrying amount of the intangible assets of $71,562 (net of accumulated amortization of $12,629) was not recoverable and that the estimated fair value of the assets was $0, and recorded an impairment charge of $71,562, which is presented as a separate line in the accompanying consolidated statements of operations. Following the impairment, the carrying amount of intangible assets was $0 at September 30, 2026, compared to $84,191 at December 31, 2025 (see Note 6).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no financial assets or liabilities required to be measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025. The Company’s investment in Boumarang Inc., as further described in Note 9, is accounted for under the measurement alternative permitted by ASC 321-10-35-2 (cost less impairment, adjusted for observable price changes for the identical or a similar investment of the same issuer) and is therefore not remeasured to fair value at each reporting date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the three months ended September 30, 2026, the Company’s intangible assets (customer contracts and location rights) were written down to an estimated fair value of $0, resulting in an impairment charge of $71,562 (see Note 6). The fair value measurement was a non-recurring measurement classified within Level 3 of the fair value hierarchy, based on unobservable inputs, principally the absence of expected future cash flows attributable to the terminated placements underlying the contracts and location rights. Other than this measurement, the Company had no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 or December 31, 2025, and no other impairment of long-lived assets or equity investments was recognized during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

Transfers Between Levels

There were no transfers of financial assets or liabilities between Levels 1, 2, or 3 of the fair value hierarchy during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

Net Loss Per Share

We compute net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. As of September 30, 2026, and 2025, potentially dilutive shares consisted of warrants to purchase 2,750,000 shares of common stock held by AJB Capital Investments, LLC (see Note 8), which were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

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

3.	Revision of Previously Issued Financial Statements

Subsequent to September 30, 2026, in connection with the preparation of this report and the extension of the AJB Capital notes described in Note 7, management identified two errors affecting the Company’s previously issued financial statements.

The May 2023 and August 2023 warrants issued to AJB Capital Investments, LLC and the August 2023 repricing described in Note 8 were executed by prior management and were not recorded in the Company’s accounting records or disclosed in previously issued financial statements, which disclosed only the November 2021 warrant. Because the warrants were issued to a lender as consideration for concessions on the Company’s notes, their fair value, measured using the Black-Scholes model at the 2023 issuance dates and aggregating $100,303, should have been recorded in 2023 as a debt discount with a credit to additional paid-in capital and fully amortized to interest expense by December 31, 2023, when the related notes were due. The omission understated both additional paid-in capital and accumulated deficit by $100,303 at each subsequent balance sheet date, with no effect on total stockholders’ equity, total assets, total liabilities, net loss, loss per share or cash flows for any period presented. The warrant correction is a correction of a prior-period error under ASC 250 that affects only the composition of stockholders’ equity between additional paid-in capital and accumulated deficit; it is not a 2026 financing expense or a discretionary transfer within equity.

In addition, the Company rebuilt the interest schedule for the AJB Capital notes from the executed modification agreements and the lender’s records and determined that accrued interest on those notes had been overstated by $41,259 at December 31, 2025. The overstatement arose because monthly interest payments aggregating $45,530 made from December 2021 through March 2023 had not been recorded, partially offset by conforming the accrual rates to the contractual rate periods. The entire overstatement arose in periods prior to January 1, 2026.

Management evaluated the errors, individually and in the aggregate, under SEC Staff Accounting Bulletin Nos. 99 and 108 and concluded that they are not material to any previously issued annual or interim financial statements. Accordingly, the Company has corrected the errors as a revision of its previously issued financial statements by adjusting its opening equity balances as of January 1, 2026, presented as separately identified lines in the consolidated statements of stockholders’ equity. The revision increased additional paid-in capital by $100,303, increased accumulated deficit by $59,044 (the $100,303 warrant correction, less the $41,259 accrued interest correction), reduced accrued interest by $41,259 and increased total stockholders’ equity by $41,259, resulting in revised balances as of January 1, 2026 of additional paid-in capital of $7,227,527, accumulated deficit of $3,151,267 and total stockholders’ equity of $4,079,189.

The revision had no effect on net loss, loss per share or cash flows for any period presented. The comparative 2025 consolidated statements of changes in stockholders’ equity have been revised to reflect the warrant correction in the prior periods to which it relates, so that the error is not shown as originating in 2026; the comparative December 31, 2025 consolidated balance sheet presents additional paid-in capital, accumulated deficit and accrued interest as previously reported, with the cumulative effect of the corrections reflected as an adjustment to opening stockholders’ equity as of January 1, 2026 in the consolidated statements of changes in stockholders’ equity. See Note 7 for accrued interest on the AJB Capital notes and Note 8 for the related warrant disclosures.

4.	Equipment, net

Equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Water and ice vending machines	$40,809	$40,809

Less accumulated depreciation	(6,121)	–
Equipment, net	$34,688	$40,809

On June 30, 2025, SUPA Consolidated Inc. (the “Company”) entered into a Share Exchange Agreement with SUPA Food Services LLC, a privately held Nevada limited liability company and related party. In exchange for the equity issuance, the Company acquired 1,157 commercial ice/water vending machines, valued at $40,809 based on supporting purchase invoices.

The Company’s equipment consists of commercial water and ice vending machines acquired through the Share Exchange Agreement with SUPA Food Services LLC on June 30, 2025. During the nine months ended September 30, 2026, the Company placed a limited number of machines in service at trial retail locations. The trial placements did not generate sufficient volume to achieve the economies of scale required for cash-flow-positive operation and were terminated during the period; the fleet is currently idle and held at the Company’s warehouse pending redeployment at scale or other monetization. Management determined that the machines were ready for their intended use on January 1, 2026, and depreciation commenced as of that date over an estimated useful life of five years.

Depreciation of equipment amounted to $6,121 for the three and nine months ended September 30, 2026 (recognized in the third quarter, including approximately $4,081 attributable to the first and second quarters of 2026), compared with $0 for the three and nine months ended September 30, 2025. The effect of recording the first- and second-quarter depreciation in the third quarter is not material to any previously issued interim financial statements. The Company evaluated the recoverability of the idle fleet by reference to current prices in the secondary market for comparable used water vending machines and concluded that the carrying amount of $34,688 at September 30, 2026, is recoverable.

5.	Related Party Transactions

Due to Related Parties

Amounts owed to related parties are as follows:

	September 30, 2026	December 31, 2025
Spark Capital	$527,200	$238,200
Don Smith	39,000	39,000
	$566,200	$277,200

During the nine months ended September 30, 2026, the Company received $289,000 in additional advances from Spark Capital Investments LLC (“Spark Capital”), a related party and stockholder of the Company. The amounts due to related parties are unsecured, non-interest bearing or accrue interest at de minimis rates, and are due on demand. Any imputed interest is not material. The amount due to Don Smith, a stockholder and former CFO of the Company, represents unpaid fees for services previously rendered; the balance is unsecured, non-interest bearing, and payable on demand.

Accrued Expenses — Related Party

Accrued expenses to related parties were $180,000 at September 30, 2026, compared with $185,000 at December 31, 2025. The December 31, 2025 balance represented unpaid consulting fees due to Spark Capital accrued under a consulting services arrangement entered into in 2025 for services rendered in fiscal 2025. During the nine months ended September 30, 2026, the Company paid $5,000 of the previously accrued amounts, and the remaining $180,000 continues to be classified as accrued expenses, related party at September 30, 2026. Consulting fees for 2026 of $20,000 per month are likewise invoiced monthly and recorded in accounts payable, related party as invoiced.

Accounts Payable — Related Party

Accounts payable, related party was $193,908 at September 30, 2026, compared with $13,908 at December 31, 2025, and consists of amounts payable to Spark Capital for consulting fees and other costs incurred on the Company’s behalf. The September 30, 2026 balance consists of consulting fees of $180,000 for the nine months ended September 30, 2026, and $13,908 reclassified from accounts payable at December 31, 2025 that related to amounts payable to Spark Capital on the Company’s behalf. The $180,000 of fiscal 2025 consulting fees remains classified within accrued expenses, related party. These amounts are unsecured, non-interest bearing, and due on demand. Accounts payable, related party is presented separately from the advances from Spark Capital reflected in due to related party above.

6.	Intangible Assets

In connection with the acquisition of water machines, the Company also acquired customer contracts, vending location rights, and licenses. These intangible assets were valued at $84,191 and were being amortized on a straight-line basis over five years. Management preliminarily estimates these to be definite-lived intangibles under ASC 350.

Intangible assets consisted of the following at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Customer contracts and location rights	$84,191	$84,191
Less: accumulated amortization	(12,629)	–
Less: impairment	(71,562)	–
Intangible assets, net	$–	$84,191

Intangible assets represent customer contracts and location rights acquired in the Share Exchange Agreement with SUPA Food Services LLC. Management determined that the intangible assets were available for their intended use on January 1, 2026, and amortization commenced as of that date. Amortization expense of $12,629 was recognized during the three and nine months ended September 30, 2026 (recognized in the third quarter, including approximately $8,419 attributable to the first and second quarters of 2026); the effect of recording the first- and second-quarter amortization in the third quarter is not material to any previously issued interim financial statements. In connection with the termination of the Company’s trial machine placements during the third quarter of 2026 (see Note 4), management concluded that the carrying amount of the customer contracts and location rights was no longer recoverable and recorded an impairment charge of $71,562, reducing the carrying amount of intangible assets to $0 (see Note 2).

7.	Notes Payable

Notes payable at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
AJB Capital Investments, LLC 20% convertible note	$320,000	$320,000
AJB Capital Investments, LLC supplemental note	3,225	3,225
Sorensen 6% convertible promissory note	25,000	25,000
Corrigan 10% promissory note	20,000	20,000
Total notes payable	$368,225	$368,225

Convertible Promissory Note (AJB Notes)

On November 10, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC for the purchase of a Convertible Promissory Note. Through a series of amendments and modifications, the principal balance was increased to $320,000. The note bore interest at 10% per annum through May 2022 and 12% per annum through its September 11, 2023 maturity date, and has accrued interest at the 20% default rate since that date. In November 2024, the lender issued a supplemental note of $3,225, which bore interest at 10% per annum through its May 21, 2025 maturity date and has accrued interest at the 20% default rate since that date. The notes are convertible only upon an event of default. Accrued interest on the AJB Capital notes was $213,067 and $164,674 at September 30, 2026 and December 31, 2025, respectively, after giving effect to the correction described in Note 3. There were no changes to the terms of the AJB Capital notes during the nine months ended September 30, 2026. Interest expense relating to these notes for the nine months ended September 30, 2026, was approximately $48,393, as compared to approximately $44,421 for the nine months ended September 30, 2025.

The lender agreed before September 30, 2026, and formalized in writing on November 3, 2026, to extend to March 30, 2027 the date on which it may demand payment of the principal and accrued interest on both AJB Capital notes (see Note 12). The notes otherwise remain in default and continue to accrue interest at the 20% default rate.

As described in Note 3, accrued interest on the AJB Capital notes was overstated by $41,259 at December 31, 2025, and the overstatement has been corrected as a revision of the Company’s opening balances as of January 1, 2026. Accrued interest on the AJB Capital notes was $213,067 at September 30, 2026.

6% Convertible Promissory Note (Sorensen)

On April 28, 2023, the Company issued a convertible promissory note to a non-related third party in the principal amount of $25,000. The unsecured note bears interest at 6% per annum. The note has matured and remains outstanding as a cash obligation. Accrued interest on the note had been carried at $1,500 since 2024. During the three months ended September 30, 2026, the Company recorded additional interest expense of $3,636 to accrue interest from the April 28, 2023 issuance date through September 30, 2026, of which approximately $2,515 relates to periods before January 1, 2026, and approximately $746 relates to the first and second quarters of 2026. Management evaluated the correction and concluded that it is not material to any previously issued annual or interim financial statements, and accordingly recorded it in the third quarter of 2026. Accrued interest on the note was $5,136 at September 30, 2026. There were no changes to the terms of this note during the nine months ended September 30, 2026. See Note 11 regarding a demand letter asserting claims relating to, among other things, this note.

10% Promissory Note (Corrigan)

On August 1, 2022, the Company issued a promissory note to a non-related third party in the principal amount of $20,000. The unsecured note bears interest at 10% per annum and is currently past its original maturity date. There were no changes to the terms of this note during the nine months ended September 30, 2026.

8.	Capital Stock

Authorized Capital

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

Issued and Outstanding

At September 30, 2026 and December 31, 2025, there were 290,835,500 shares of common stock issued and outstanding. There were no issuances, repurchases or other equity transactions during the nine months ended September 30, 2026.

Common Stock to be Issued

At September 30, 2026 and December 31, 2025, 2,166,667 shares of common stock with an aggregate par value of $21 were classified as common stock to be issued, representing previously authorized issuances pending settlement of administrative requirements.

Warrants

In connection with the November 10, 2021 Securities Purchase Agreement with AJB Capital Investments, LLC (“AJB Capital”), the Company issued AJB Capital a warrant to purchase 750,000 shares of common stock at an exercise price of $1.00 per share with a three-year term. On May 23, 2023, the Company issued AJB Capital a replacement warrant to purchase 750,000 shares of common stock at an exercise price of $0.25 per share with a five-year term expiring May 23, 2028, and the November 2021 warrant was canceled. On August 7, 2023, in consideration of a modification of the AJB Capital notes, the Company issued AJB Capital an additional warrant to purchase 2,000,000 shares of common stock with a five-year term expiring August 7, 2028, and reduced the exercise price of all warrants held by AJB Capital to $0.05 per share. Accordingly, warrants to purchase an aggregate of 2,750,000 shares of common stock at an exercise price of $0.05 per share were outstanding and unexercised at September 30, 2026, and December 31, 2025. The warrants are equity-classified under ASC 815-40. In evaluating classification, the Company first concluded that the warrants are indexed to the Company’s own common stock under ASC 815-40-15 because they are settleable for a fixed number of shares at a fixed exercise price and contain no exercise-contingency or settlement-adjustment feature that would preclude indexation. The Company then concluded that the warrants meet each of the equity-classification conditions in ASC 815-40-25, including that settlement is required in the Company’s own shares, the Company has sufficient authorized and unissued shares to settle the warrants in full, there is no requirement — and no circumstance outside the Company’s control — that could require net cash settlement, and the holder’s rights do not rank higher than those of a common shareholder. Accordingly, the warrants are recorded within additional paid-in capital.

As described in Note 3, the aggregate $100,303 fair value of the May 2023 and August 2023 warrants was not recorded when the warrants were issued in 2023. The omission has been corrected as a revision of the Company’s opening equity balances as of January 1, 2026, with no effect on total stockholders’ equity, net loss, loss per share, or cash flows for any period presented.

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

Classification

The Company holds an ownership interest of approximately 4.47% in Boumarang. A member of the Company’s Board of Directors also serves on Boumarang’s board of directors. The Company does not participate in Boumarang’s policy-making decisions, and management concluded that the Company did not have the ability to exercise significant influence over Boumarang’s operating or financial policies during the periods presented. Accordingly, the investment is accounted for as an equity security under ASC 321, Investments — Equity Securities. In connection with its annual reporting for fiscal 2026, management will reassess the indicators of significant influence under ASC 323, including board representation, and, if significant influence is determined to exist, will apply the equity method of accounting.

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

Carrying Value and Activity

The carrying value of the investment in Boumarang was $5,000,000 at September 30, 2026 and $5,000,000 at December 31, 2025. There were no observable price changes in orderly transactions for the identical or a similar investment of Boumarang, and no impairment was recognized, during the nine months ended September 30, 2026 or the year ended December 31, 2025. Accordingly, no adjustments to the carrying value were recorded in either period, and no gains or losses related to the Boumarang investment are reflected in the consolidated statements of operations.

Impairment Assessment

The Company evaluates the investment for impairment in accordance with ASC 321-10-35-3 when events or changes in circumstances indicate that the investment may be impaired, and otherwise at least annually. Indicators considered include, among others: a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of Boumarang; significant adverse changes in the regulatory, economic, or technological environment in which Boumarang operates; significant adverse changes in the general market conditions of Boumarang’s industry or geographic area; a bona fide offer to purchase the investment, an offer by Boumarang to sell, or a completed auction process for the same or a similar investment by the same issuer for an amount less than the carrying value; and factors that raise significant concerns about Boumarang’s ability to continue as a going concern.

No impairment indicators were identified as of September 30, 2026, and no impairment loss was recognized during the nine months ended September 30, 2026 or the year ended December 31, 2025. The Company will continue to monitor Boumarang’s registration process, observable secondary-market transactions (if any), and other indicators that could give rise to an observable price change or an impairment in future periods.

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

Key Terms of the License Agreement

•	Commencement Date: June 9, 2025
•	Term: Month-to-month; terminable by either party with 30 days written notice.
•	Monthly License Fee: $10,800 due in advance on the first of each month.
•	Security Deposit: $8,100 paid upon execution of the agreement.
•	Use Restriction: Licensee is permitted to use the premises solely for dead storage of non-hazardous materials.

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

Rent expense, including warehouse license fees, totaled $33,480 and $91,395 for the three and nine months ended September 30, 2026, respectively, as compared to $53,700 and $61,825 for the three and nine months ended September 30, 2025, respectively.

11.	Commitments and Contingencies

Legal Proceedings

On January 20, 2026, Igala Commonwealth Limited filed a complaint against the Company and Timothy Alford in the Circuit Court of Cook County, Illinois, Chancery Division (Case No. 2026CH00558), alleging breach of a consulting agreement entered into by the Company’s predecessor entity in March 2023 and seeking specific performance requiring the issuance of approximately 12,800,000 shares of common stock or, in the alternative, money damages of approximately $3,072,000.

The Company filed a Motion to Dismiss Counts I and II of the complaint pursuant to 735 ILCS 5/2-615(a). On July 14, 2026, the Court held oral argument on the motion and took the matter under advisement. On August 14, 2026, the Court granted the motion in part and denied it in part: Count I (specific performance) was dismissed, and Count II was dismissed to the extent premised on the agreement’s compounding stock-disbursement and corporate-filings provisions, which the Court held unenforceable; Count II may proceed solely on the narrower theory that the Company breached an implied duty, arising from the agreement’s express undertaking, not to jeopardize its status as a DWAC or DRS eligible security. On October 20, 2026, the Company filed its verified answer and affirmative defenses denying the remaining claim, together with a counterclaim against Igala seeking rescission of the consulting agreement, cancellation and return of the 800,000 shares issued thereunder, and damages. In lieu of answering the counterclaim, on or about November 11, 2026 Igala filed a combined motion under 735 ILCS 5/2-619.1 to strike the Company’s affirmative defenses and to dismiss the counterclaim. The motion is pending, and a status hearing is scheduled for December 15, 2026.

The Company believes the remaining claim is without merit and intends to defend the action vigorously and to prosecute its counterclaim. No liability has been recorded in connection with this matter, as management does not consider an unfavorable outcome to be probable at this time. However, there can be no assurance as to the ultimate outcome of this litigation, and an adverse judgment could have a material effect on the Company's financial condition.

On or about September 30, 2026, the Company received a demand letter from counsel to Paul Sorensen, Solana Designs LLC, and Sorensen Ventures LLC asserting claims against the Company, certain of its current and former officers and directors, and certain related parties, arising out of a 2022–2023 consulting arrangement and related independent contractor agreement, a 2023 stock option agreement, a 2023 stock subscription agreement, and the Company’s outstanding $25,000 convertible promissory note (see Note 7). The letter asserts claims for unpaid consulting fees and late charges, the failure to issue shares upon the exercise of stock options under the stock subscription agreement and upon conversion of the promissory note, and related claims, and estimates the claimants’ aggregate damages at no less than $750,000. No litigation has been commenced. In October 2026, the Company responded to the demand through counsel, disputing the amounts asserted, instructing its transfer agent to proceed with the issuance of the 250,000 shares subscribed for under the 2023 stock subscription agreement, and proposing to resolve the remaining matters through a settlement payable in restricted shares of common stock. The $25,000 convertible promissory note and related accrued interest are recorded in the accompanying consolidated financial statements (see Note 7). In connection with the proposed settlement, the Company recorded a provision for litigation settlement of $39,204 at September 30, 2026, representing the fair value of the shares proposed to be issued, measured by reference to the quoted market price of the Company’s common stock, in excess of the amounts already recorded in respect of these matters (including the note, related accrued interest, and approximately $41,660 of related amounts included in accounts payable). The provision will be remeasured at each reporting date until the matter is resolved. It is reasonably possible that the ultimate loss could exceed the amounts recorded; however, the Company is unable to estimate the amount of any additional loss at this time.

From time to time, the Company may become subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. Other than the matters described above, the Company is not currently a party to any other material legal proceedings the resolution of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Other Commitments

Other than the lease and license arrangements described in Note 10 and the related party arrangements described in Note 5, the Company has no other material commitments at September 30, 2026.

12.	Subsequent Events

On October 7, 2026, the Board of Directors approved the dismissal of LAO Professionals as the Company’s independent registered public accounting firm and approved the engagement of Simon & Edward, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026, including the review of the Company’s interim financial statements for the quarter ended September 30, 2026. LAO Professionals’ reports on the Company’s financial statements for the fiscal years ended December 31, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each report included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. There were no disagreements with LAO Professionals on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The change in accountants was reported on a Current Report on Form 8-K filed with the SEC on October 13, 2026.

On October 29, 2026, Candice Beaumont resigned from the Board of Directors and from all officer and committee positions with the Company, effective immediately. Ms. Beaumont’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. On the same date, Anna Goldenberg, the Company’s Chief Executive Officer, was appointed as a director of the Company to fill the resulting vacancy. Following these changes, the Board of Directors consists of Anna Goldenberg and Imran Firoz. The change was reported on a Current Report on Form 8-K dated October 29, 2026.

AJB Capital Investments, LLC had agreed before September 30, 2026, and formalized in writing on November 3, 2026, to extend to March 30, 2027 the date on which it may demand payment of the principal and accrued interest on both of its promissory notes held by the Company. All other terms of the notes remain unchanged (see Note 7). A copy of the extension letter is filed as Exhibit 10.1 to this report.

On November 3, 2026, the Company and AJB Capital Investments, LLC entered into a Warrant Extension Agreement pursuant to which the expiration date of each of the May 23, 2023 warrant to purchase 750,000 shares of common stock and the August 7, 2023 warrant to purchase 2,000,000 shares of common stock (see Note 8) was extended by five years, to May 23, 2033, and August 7, 2033, respectively. The exercise price of $0.05 per share and all other terms of the warrants, including the holder’s cashless exercise right, were unchanged. The extension was entered into in connection with the extension of the AJB Capital notes described in Note 7. A copy of the Warrant Extension Agreement is filed as Exhibit 10.2 to this report. The Company will account for the extension as a modification of equity-classified warrants and will recognize the incremental fair value of the extended warrants, measured as the excess of the fair value of the warrants immediately after the modification over their fair value immediately before, in the fourth quarter of 2026. The extension had no effect on the consolidated financial statements as of and for the periods ended September 30, 2026.

In lieu of answering the counterclaim, on or about November 11, 2026 Igala filed a combined motion under 735 ILCS 5/2-619.1 to strike the Company’s affirmative defenses and to dismiss the counterclaim. The motion is pending, and a status hearing is scheduled for December 15, 2026.

The Company has evaluated subsequent events through November 13, 2026, the date these consolidated financial statements were available to be issued, and determined that, other than the matters described above and the developments in legal proceedings described in Note 11, there were no material subsequent events requiring additional disclosure or adjustment to the consolidated financial statements.

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

Plan of Operations

The Company’s plan of operations has centered on the deployment, servicing and revenue ramp of its water and ice vending machines acquired through the SUPA Food Services share exchange. During the nine months ended September 30, 2026, the Company placed a limited number of machines in service at trial retail locations and acquired $50,500 of bottled water and supplies inventory for those deployments; the inventory was written off in full as of June 30, 2026 because the deployments had not generated revenue (see “Results of Operations” below). The trial placements did not generate sufficient volume to achieve the economies of scale required for cash-flow-positive operation, and the placements were terminated during the period. The machine fleet has been preserved and is held at the Company’s warehouse, and in the third quarter of 2026 the Company recorded a $71,562 impairment charge to write off the related customer contracts and location rights intangible assets (see Notes 2 and 6). Management is evaluating alternatives for the fleet, including resumption of deployments at a scale sufficient to support positive cash flow, placements through partners, and monetization of machines in the secondary market. The Company expects to fund near-term operations through advances from its related-party stockholder Spark Capital Investments LLC and, as opportunities arise, third-party debt or equity financing.

Financial Condition at September 30, 2026, and December 31, 2025

At September 30, 2026, the Company had cash of $4,491 compared to $17,675 at December 31, 2025, an accumulated deficit of $3,852,873 compared to $3,092,223 at December 31, 2025, and a working capital deficit of $1,657,105 compared to $1,087,070 at December 31, 2025. The increase in accumulated deficit reflects the net loss for the nine months ended September 30, 2026, of $701,606, together with the $100,303 reclassification within equity for the correction of prior-period warrant accounting, partially offset by the $41,259 correction of prior-period accrued interest (see Notes 3 and 7).

Results of Operations

Revenue.

The Company had no revenue during the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025. The Company is in the development stage with respect to its food technology operations and has not yet generated revenue from its vending machine deployments.

General and Administrative Expenses.

General and administrative expenses for the three months ended September 30, 2026 totaled $137,694, as compared to $127,450 for the three months ended September 30, 2025, an increase of approximately $10,244. General and administrative expenses for the nine months ended September 30, 2026 totaled $469,561, as compared to $296,882 for the nine months ended September 30, 2025, an increase of approximately $172,679. The increase for the nine-month period reflects the Company’s transition into operating activity following the SUPA Food Services share exchange and corporate name change. Significant components of G&A for the nine months ended September 30, 2026 included consulting fees of $190,823 (primarily related-party consulting fees to Spark Capital Investments LLC), legal fees of approximately $151,869, professional fees of $9,360, rent and warehouse license fees of approximately $91,395, accounting fees of approximately $17,200, and other administrative costs of approximately $8,914. Of these amounts, the three months ended September 30, 2026 included consulting fees of $64,500, legal fees of approximately $33,743, professional fees of $1,260, rent and warehouse license fees of approximately $33,480, and accounting fees of approximately $3,225. The prior year nine-month period reflected activity commencing with the June 30, 2025 share exchange, consisting primarily of consulting fees of $175,415, accounting fees of approximately $34,500, legal fees of approximately $16,410, and rent and warehouse license fees of approximately $61,825.

Operating Loss.

As a result of the foregoing, the Company incurred an operating loss of $228,006 for the three months ended September 30, 2026, as compared to an operating loss of $127,450 for the three months ended September 30, 2025, and an operating loss of $559,873 for the nine months ended September 30, 2026, as compared to an operating loss of $296,882 for the nine months ended September 30, 2025. The operating loss for the three and nine months ended September 30, 2026 includes depreciation and amortization of $18,750 and a $71,562 impairment of intangible assets (see Notes 2 and 6).

Other Income (Expense).

Interest expense for the three months ended September 30, 2026 was $19,997, as compared to $16,548 for the three months ended September 30, 2025, and $52,029 for the nine months ended September 30, 2026, as compared to $44,421 for the nine months ended September 30, 2025. Interest expense for the three and nine months ended September 30, 2026 includes $3,636 recorded in the third quarter to correct the under-accrual of interest on the Sorensen note in prior periods (see Note 7). The three and nine months ended September 30, 2026 also include a $39,204 provision for litigation settlement in connection with the Sorensen matter, presented within other income (expense) (see Note 11). The nine months ended September 30, 2026 included a loss on inventory write-off of $50,500, recorded in the second quarter of 2026, representing the write-down to zero of bottled water and supplies inventory for the Company’s vending machine deployments, which had not generated revenue and had no net realizable value. The nine months ended September 30, 2025 also included a gain on write-offs of $174,350 arising from a Release and Settlement entered into in February 2025 with former officers and consultants. There was no comparable gain in the current year periods.

Net (Loss) Income.

The Company recorded a net loss of $287,207 for the three months ended September 30, 2026, as compared to a net loss of $143,998 for the three months ended September 30, 2025. The increase of approximately $143,209 for the three-month period is principally attributable to the $71,562 impairment of intangible assets, the $39,204 provision for litigation settlement, depreciation and amortization of $18,750, higher legal fees, and the $3,636 adjustment to accrued interest on the Sorensen note, each recorded in the current quarter. For the nine months ended September 30, 2026, the Company recorded a net loss of $701,606, as compared to a net loss of $166,953 for the nine months ended September 30, 2025. The increase in the nine-month net loss is principally attributable to (i) the increase in G&A expenses described above, (ii) the $71,562 impairment of intangible assets, the $39,204 provision for litigation settlement, the $3,636 adjustment to accrued interest on the Sorensen note and $18,750 of depreciation and amortization recorded in the third quarter of 2026, (iii) the $50,500 loss on inventory write-off recorded in the second quarter of 2026, and (iv) the absence of the non-recurring gain on write-offs that benefited the prior year period.

Liquidity and Capital Resources

At September 30, 2026, the Company had cash of $4,491 and total current liabilities of $1,661,596, resulting in a working capital deficit of $1,657,105. During the nine months ended September 30, 2026, the Company received $289,000 in net advances from its related-party stockholder, Spark Capital Investments LLC, and used $302,184 of cash in operating activities. The Company’s historical operations have been funded principally through advances from related parties, third-party convertible debt, and the issuance of common stock. There can be no assurance that capital will continue to be available on acceptable terms, or at all.

Since its inception, the Company has sustained losses and negative cash flows from operations. Management believes that the Company does not have the cash to meet working capital and corporate development needs as they become due in the ordinary course of business for twelve (12) months following the date of issuance of these financial statements. The Company had no revenues or cash flow from operations in the fiscal year ended December 31, 2025. The Company continues to experience negative cash flows from operations and the ongoing requirement for substantial additional capital investment to develop its food technology operations. The Company’s currently available capital resources are not sufficient to fund its planned operations for the twelve months following the date of issuance of these financial statements, and management expects to rely on continued advances from its related-party stockholder and additional debt or equity financing to fund operations during that period. Management anticipates raising significant additional capital to accomplish its growth plan over twelve (12) months. We do not have any plans or specific agreements for new funding sources. Management expects to seek additional funding through private equity or public markets. However, there can be no assurance about the availability or terms, such as financing and capital, that might be available.

Going Concern Considerations

As of September 30, 2026, the Company had an accumulated deficit of $3,852,873 and has not yet generated any revenues to achieve positive cash flow from operations sufficient to cover ongoing expenses. As a result, our independent auditors included an explanatory paragraph in their report on the audited financial statements for the fiscal years ended December 31, 2025, and 2024, expressing substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are described in Note 2 to the unaudited consolidated financial statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2026.

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

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to Anna Goldenberg, who serves as our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Ms. Goldenberg evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2026. Based on that evaluation, Ms. Goldenberg concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2026. In light of the material weakness in internal control over financial reporting, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for accounting prior to filing this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to September 30, 2026, in connection with the preparation of this report, management identified warrants issued to AJB Capital Investments, LLC in 2023 by prior management that had not been recorded in the Company's accounting records or disclosed in prior periods (see Note 8 to the consolidated financial statements). Management attributes the omission to a completeness deficiency in the predecessor-era financial close process, which is consistent with the previously reported material weaknesses described above. In response, the Board of Directors ratified the instruments by written consent, management compiled a complete inventory of the Company's outstanding equity-linked instruments, and management implemented a procedure to agree all outstanding equity instruments to executed documentation at each reporting date. These measures were implemented after the end of the quarter and are expected to be reflected in our assessment of internal control over financial reporting in future periods.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On January 20, 2026, Igala Commonwealth Limited filed a complaint against the Company and Timothy Alford in the Circuit Court of Cook County, Illinois, Chancery Division (Case No. 2026CH00558), alleging breach of a consulting agreement entered into by the Company’s predecessor entity in March 2023 and seeking specific performance requiring the issuance of approximately 12,800,000 shares of common stock or, in the alternative, money damages of approximately $3,072,000.

The Company filed a Motion to Dismiss Counts I and II of the complaint pursuant to 735 ILCS 5/2-615(a). On July 14, 2026, the Court held oral argument on the motion and took the matter under advisement. On August 14, 2026, the Court granted the motion in part and denied it in part: Count I (specific performance) was dismissed, and Count II was dismissed to the extent premised on the agreement’s compounding stock-disbursement and corporate-filings provisions, which the Court held unenforceable; Count II may proceed solely on the narrower theory that the Company breached an implied duty, arising from the agreement’s express undertaking, not to jeopardize its status as a DWAC or DRS eligible security. On October 20, 2026, the Company filed its verified answer and affirmative defenses denying the remaining claim, together with a counterclaim against Igala seeking rescission of the consulting agreement, cancellation and return of the 800,000 shares issued thereunder, and damages. In lieu of answering the counterclaim, on or about November 11, 2026 Igala filed a combined motion under 735 ILCS 5/2-619.1 to strike the Company’s affirmative defenses and to dismiss the counterclaim. The motion is pending, and a status hearing is scheduled for December 15, 2026.

The Company believes the remaining claim is without merit and intends to defend the action vigorously and to prosecute its counterclaim. No liability has been recorded in connection with this matter, as management does not consider an unfavorable outcome to be probable at this time. However, there can be no assurance as to the ultimate outcome of this litigation, and an adverse judgment could have a material effect on the Company's financial condition.

On or about September 30, 2026, the Company received a demand letter from counsel to Paul Sorensen, Solana Designs LLC, and Sorensen Ventures LLC asserting claims against the Company, certain of its current and former officers and directors, and certain related parties, arising out of a 2022–2023 consulting arrangement and related independent contractor agreement, a 2023 stock option agreement, a 2023 stock subscription agreement, and the Company’s outstanding $25,000 convertible promissory note (see Note 7). The letter asserts claims for unpaid consulting fees and late charges, the failure to issue shares upon the exercise of stock options, under the stock subscription agreement and upon conversion of the promissory note, and related claims, and estimates the claimants’ aggregate damages at no less than $750,000. No litigation has been commenced. In October 2026, the Company responded to the demand through counsel, disputing the amounts asserted, instructing its transfer agent to proceed with the issuance of the 250,000 shares subscribed for under the 2023 stock subscription agreement, and proposing to resolve the remaining matters through a settlement payable in restricted shares of common stock. The $25,000 convertible promissory note and related accrued interest are recorded in the accompanying consolidated financial statements (see Note 7). In connection with the proposed settlement, the Company recorded a provision for litigation settlement of $39,204 at September 30, 2026, representing the fair value of the shares proposed to be issued, measured by reference to the quoted market price of the Company’s common stock, in excess of the amounts already recorded in respect of these matters (including the note, related accrued interest, and approximately $41,660 of related amounts included in accounts payable). The provision will be remeasured at each reporting date until the matter is resolved. It is reasonably possible that the ultimate loss could exceed the amounts recorded; however, the Company is unable to estimate the amount of any additional loss at this time.

Other than the matters described above, the Company is not currently a party to any other material legal proceedings the resolution of which would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As a ’smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company during the three and nine months ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 6, 2026, stockholders holding approximately 92.83% of the Company’s outstanding common stock — SUPA Food Services LLC, the Company’s majority stockholder, and Spark Capital Investments LLC, each a related party — acting by written consent pursuant to NRS 78.320, elected Candice Beaumont and Imran Firoz as directors and ratified the appointment of LAO Professionals as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. On July 8, 2026, the Company filed a preliminary information statement on Schedule 14C with respect to these actions, and mailed the definitive information statement to stockholders on or about July 21, 2026. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, the actions became effective on August 10, 2026, during the quarter ended September 30, 2026 (the “Effective Date”). On the Effective Date, Hunter Gaylor, Adam Clode, and Yessenia Hernandez, who were not re-elected, ceased to serve as directors, Ms. Hernandez also ceased to serve as Chief Executive Officer, and Anna Goldenberg was appointed Chief Executive Officer. These actions had no effect on the Company’s financial position, results of operations, or cash flows as of and for the periods presented.

On October 29, 2026, Candice Beaumont resigned from the Board of Directors and from all officer and committee positions with the Company, effective immediately. Ms. Beaumont’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. On the same date, the Board of Directors appointed Anna Goldenberg, the Company’s Chief Executive Officer, as a director of the Company to fill the resulting vacancy. Following these changes, the Board of Directors consists of Anna Goldenberg and Imran Firoz. The resignation and appointment were reported on a Current Report on Form 8-K dated October 29, 2026.

On November 3, 2026, the Company and AJB Capital Investments, LLC entered into (i) an extension letter pursuant to which AJB Capital Investments, LLC agreed to extend to March 30, 2027 the date on which it may demand payment of the principal and accrued interest on both of the Company’s promissory notes held by AJB Capital Investments, LLC, with all other terms of the notes remaining unchanged, and (ii) a Warrant Extension Agreement pursuant to which the expiration dates of the warrants held by AJB Capital Investments, LLC were extended to May 23, 2033, and August 7, 2033, respectively. See Notes 7, 8 and 12 to the consolidated financial statements. Copies of the extension letter and the Warrant Extension Agreement are filed as Exhibits 10.1 and 10.2 to this report.

Insider Trading Arrangements. During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

SEC Ref. No.	Title of Document
10.1*	Extension Letter, dated November 3, 2026, from AJB Capital Investments, LLC extending to March 30, 2027 the date on which it may demand payment of principal and accrued interest on the Company’s promissory notes
10.2*	Warrant Extension Agreement, dated November 3, 2026, between the Company and AJB Capital Investments, LLC
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

__________________

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPA CONSOLIDATED INC.

Date: November 13, 2026	By:	/s/ Anna Goldenberg
Anna Goldenberg, Chief Executive Officer (Principal Executive Officer)

